Form 10-Q
period 2025-06-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2025-07-30
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At June 30, 2025, there were 201,395,142 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At June 30, 2025, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
Act 373	Arkansas Act 373, also known as the Generating Arkansas Jobs Act of 2025
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
CWIP	Construction work in progress
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Program
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
Other operations	Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations
Pension Plan	Qualified defined benefit retirement plan
PM	Particulate matter
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SB 998	Oklahoma Senate Bill 998
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2025	2024	2025	2024
OPERATING REVENUES
Revenues from contracts with customers	$719.7	$644.1	$1,460.8	$1,226.7
Other revenues	21.9	18.5	28.5	32.7
Operating revenues	741.6	662.6	1,489.3	1,259.4
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	261.1	193.9	585.1	426.1
OPERATING EXPENSES
Other operation and maintenance	127.1	130.4	248.9	262.8
Depreciation and amortization	140.6	135.5	278.0	264.7
Taxes other than income	26.2	26.9	57.4	55.9
Operating expenses	293.9	292.8	584.3	583.4
OPERATING INCOME	186.6	175.9	319.9	249.9
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.0	6.6	13.0	11.3
Other net periodic benefit income (expense)	(2.9)	1.6	(5.5)	3.3
Other income	17.2	8.9	24.2	13.4
Other expense	(5.2)	(6.6)	(9.7)	(11.1)
Net other income	15.1	10.5	22.0	16.9
INTEREST EXPENSE
Interest on long-term debt	66.6	54.9	128.0	106.9
Allowance for borrowed funds used during construction	(3.7)	(3.4)	(8.2)	(6.8)
Interest on short-term debt and other interest charges	9.3	13.4	19.7	25.0
Interest expense	72.2	64.9	139.5	125.1
INCOME BEFORE TAXES	129.5	121.5	202.4	141.7
INCOME TAX EXPENSE	22.0	19.2	32.2	20.8
NET INCOME	$107.5	$102.3	$170.2	$120.9
BASIC AVERAGE COMMON SHARES OUTSTANDING	201.3	200.8	201.3	200.6
DILUTED AVERAGE COMMON SHARES OUTSTANDING	202.1	201.4	202.0	201.0
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.53	$0.51	$0.85	$0.60
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.53	$0.51	$0.84	$0.60

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Net income	$107.5	$102.3	$170.2	$120.9
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.1 and $0.0, respectively	—	—	—	0.1
Amortization of deferred net loss, net of tax of $0.0, $0.0, $0.0 and $0.1, respectively	0.1	0.1	0.2	0.1
Regulatory classification of certain pension costs, net of tax of $0.0, $0.0, $0.0 and $1.2, respectively	—	—	—	3.9
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $0.0, $0.0, $(0.1) and $0.0, respectively	—	—	—	(0.1)
Other comprehensive income, net of tax	0.1	0.1	0.2	4.0
Comprehensive income	$107.6	$102.4	$170.4	$124.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$170.2	$120.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	278.0	264.7
Deferred income taxes and other tax credits, net	1.2	7.9
Allowance for equity funds used during construction	(13.0)	(11.3)
Stock-based compensation expense	6.6	6.5
Regulatory assets	(30.1)	(29.5)
Regulatory liabilities	0.4	(5.5)
Other assets	(5.2)	(5.3)
Other liabilities	9.7	42.8
Other	(8.7)	—
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(116.9)	(47.5)
Income taxes receivable	(0.2)	11.6
Fuel, materials and supplies inventories	4.1	29.1
Fuel recoveries	11.8	9.3
Other current assets	23.9	(8.7)
Accounts payable	13.8	(48.4)
Other current liabilities	8.9	(0.5)
Net cash provided from operating activities	354.5	336.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(523.2)	(550.2)
Cost of removal and other	(35.8)	(39.4)
Net cash used in investing activities	(559.0)	(589.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	344.4	356.5
Payment of long-term debt	(32.5)	(0.1)
Increase (decrease) in short-term debt	65.2	(137.9)
Increase in long-term borrowings under revolver	—	200.0
Dividends paid on common stock	(171.5)	(169.9)
Proceeds (costs) from issuance of common stock	6.1	10.9
Cash paid for employee equity-based compensation	(7.3)	(6.1)
Net cash provided from financing activities	204.4	253.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.1)	(0.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.6	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.5	$0.1

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.5	$0.6
Accounts receivable, less reserve of $1.6 and $2.0, respectively	326.5	240.6
Accrued unbilled revenues	105.6	74.6
Income taxes receivable	0.2	—
Fuel inventories	144.9	148.3
Materials and supplies, at average cost	228.7	229.4
Fuel clause under recoveries	97.9	112.7
Other	65.0	88.9
Total current assets	969.3	895.1
OTHER PROPERTY AND INVESTMENTS
Other	134.4	124.2
Total other property and investments	134.4	124.2
PROPERTY, PLANT AND EQUIPMENT
In service	16,785.2	16,254.6
Construction work in progress	690.7	814.2
Total property, plant and equipment	17,475.9	17,068.8
Less: accumulated depreciation	5,100.6	4,982.2
Net property, plant and equipment	12,375.3	12,086.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	561.8	568.1
Other	48.3	42.0
Total deferred charges and other assets	610.1	610.1
TOTAL ASSETS	$14,089.1	$13,716.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2025	2024
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$534.5	$469.3
Accounts payable	287.9	305.7
Dividends payable	84.8	84.7
Customer deposits	120.3	111.1
Accrued taxes	69.9	58.8
Accrued interest	68.7	63.8
Accrued compensation	37.3	53.0
Long-term debt due within one year	—	32.4
Fuel clause over recoveries	6.3	9.3
Other	41.0	41.7
Total current liabilities	1,250.7	1,229.8
LONG-TERM DEBT	5,367.2	5,020.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	165.6	170.9
Deferred income taxes	1,402.9	1,371.1
Deferred investment tax credits	10.2	10.6
Regulatory liabilities	985.2	1,016.4
Other	262.4	255.4
Total deferred credits and other liabilities	2,826.3	2,824.4
Total liabilities	9,444.2	9,075.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,173.2	1,167.9
Retained earnings	3,474.2	3,475.7
Accumulated other comprehensive loss, net of tax	(2.5)	(2.7)
Total stockholders' equity	4,644.9	4,640.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,089.1	$13,716.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	201.0	$2.0	$1,165.9	$3,475.7	$(2.7)	$4,640.9
Net income	—	—	—	62.7	—	62.7
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(86.8)	—	(86.8)
Issuance of common stock	0.1	—	3.1	—	—	3.1
Stock-based compensation	0.2	—	(4.3)	—	—	(4.3)
Balance at March 31, 2025	201.3	$2.0	$1,164.7	$3,451.6	$(2.6)	$4,615.7
Net income	—	—	—	107.5	—	107.5
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(84.9)	—	(84.9)
Issuance of common stock	0.1	—	2.9	—	—	2.9
Stock-based compensation	—	—	3.6	—	—	3.6
Balance at June 30, 2025	201.4	$2.0	$1,171.2	$3,474.2	$(2.5)	$4,644.9

Balance at December 31, 2023	200.3	$2.0	$1,143.1	$3,373.7	$(7.2)	$4,511.6
Net income	—	—	—	18.6	—	18.6
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9
Dividends declared on common stock ($0.41820 per share)	—	—	—	(86.1)	—	(86.1)
Stock-based compensation	0.2	—	(2.7)	—	—	(2.7)
Balance at March 31, 2024	200.5	$2.0	$1,140.4	$3,306.2	$(3.3)	$4,445.3
Net income	—	—	—	102.3	—	102.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.41820 per share)	—	—	—	(84.1)	—	(84.1)
Issuance of common stock	0.4	—	10.9	—	—	10.9
Stock-based compensation	—	—	3.2	—	—	3.2
Balance at June 30, 2024	200.9	$2.0	$1,154.5	$3,324.4	$(3.2)	$4,477.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
OPERATING REVENUES
Revenues from contracts with customers	$719.7	$644.1	$1,460.8	$1,226.7
Other revenues	21.9	18.5	28.5	32.7
Operating revenues	741.6	662.6	1,489.3	1,259.4
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	261.1	193.9	585.1	426.1
OPERATING EXPENSES
Other operation and maintenance	126.3	130.2	248.1	262.6
Depreciation and amortization	140.6	135.5	278.0	264.7
Taxes other than income	26.2	26.9	57.4	55.9
Operating expenses	293.1	292.6	583.5	583.2
OPERATING INCOME	187.4	176.1	320.7	250.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.0	6.6	13.0	11.3
Other net periodic benefit income (expense)	(2.6)	1.8	(5.1)	3.6
Other income	4.1	3.2	9.4	5.2
Other expense	(0.5)	(1.4)	(1.4)	(3.3)
Net other income	7.0	10.2	15.9	16.8
INTEREST EXPENSE
Interest on long-term debt	60.8	51.3	116.4	102.4
Allowance for borrowed funds used during construction	(3.7)	(3.4)	(8.2)	(6.8)
Interest on short-term debt and other interest charges	6.3	7.0	12.0	10.7
Interest expense	63.4	54.9	120.2	106.3
INCOME BEFORE TAXES	131.0	131.4	216.4	160.6
INCOME TAX EXPENSE	23.3	22.1	37.7	26.1
NET INCOME	$107.7	$109.3	$178.7	$134.5
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$107.7	$109.3	$178.7	$134.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$178.7	$134.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	278.0	264.7
Deferred income taxes and other tax credits, net	2.0	8.8
Allowance for equity funds used during construction	(13.0)	(11.3)
Stock-based compensation expense	6.6	6.5
Regulatory assets	(30.1)	(29.5)
Regulatory liabilities	0.4	(5.5)
Other assets	(4.7)	(1.7)
Other liabilities	10.1	47.9
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(116.9)	(46.7)
Fuel, materials and supplies inventories	4.1	29.1
Fuel recoveries	11.8	9.3
Other current assets	19.7	(12.9)
Accounts payable	42.9	(29.2)
Income taxes payable - parent	9.7	17.2
Other current liabilities	(3.5)	5.7
Net cash provided from operating activities	395.8	386.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(523.2)	(550.2)
Cost of removal	(34.9)	(37.4)
Net cash used in investing activities	(558.1)	(587.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	(169.6)	0.7
Proceeds from long-term debt	344.4	—
Payment of long-term debt	(32.5)	(0.1)
Increase in long-term borrowings under revolver	—	200.0
Capital contribution from OGE Energy	150.0	—
Dividends paid on common stock	(130.0)	—
Net cash provided from financing activities	162.3	200.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(0.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.2	$0.1

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, less reserve of $1.6 and $2.0, respectively	326.0	240.1
Accrued unbilled revenues	105.6	74.6
Advances to parent	42.3	—
Fuel inventories	144.9	148.3
Materials and supplies, at average cost	228.7	229.4
Fuel clause under recoveries	97.9	112.7
Other	63.5	83.2
Total current assets	1,009.1	888.5
OTHER PROPERTY AND INVESTMENTS	4.5	4.5
PROPERTY, PLANT AND EQUIPMENT
In service	16,779.1	16,248.5
Construction work in progress	690.7	814.2
Total property, plant and equipment	17,469.8	17,062.7
Less: accumulated depreciation	5,100.6	4,982.2
Net property, plant and equipment	12,369.2	12,080.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	561.8	568.1
Other	46.2	39.7
Total deferred charges and other assets	608.0	607.8
TOTAL ASSETS	$13,990.8	$13,581.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2025	2024
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$283.7	$272.2
Advances from parent	—	247.6
Customer deposits	120.3	111.1
Accrued taxes	50.2	51.4
Accrued interest	66.3	61.4
Accrued compensation	37.3	53.0
Long-term debt due within one year	—	32.4
Fuel clause over recoveries	6.3	9.3
Other	40.9	41.8
Total current liabilities	605.0	880.2
LONG-TERM DEBT	4,960.2	4,614.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	97.5	102.2
Deferred income taxes	1,443.4	1,410.7
Deferred investment tax credits	10.2	10.6
Regulatory liabilities	985.2	1,016.4
Other	227.6	220.5
Total deferred credits and other liabilities	2,763.9	2,760.4
Total liabilities	8,329.1	8,254.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,746.1	1,589.5
Retained earnings	3,915.6	3,736.9
Total stockholder's equity	5,661.7	5,326.4
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,990.8	$13,581.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2024	40.4	$100.9	$1,488.6	$3,736.9	$5,326.4
Net income	—	—	—	71.0	71.0
Stock-based compensation	—	—	3.0	—	3.0
Balance at March 31, 2025	40.4	$100.9	$1,491.6	$3,807.9	$5,400.4
Net income	—	—	—	107.7	107.7
Capital contribution from OGE Energy	—	—	150.0	—	150.0
Stock-based compensation	—	—	3.6	—	3.6
Balance at June 30, 2025	40.4	$100.9	$1,645.2	$3,915.6	$5,661.7

Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7
Net income	—	—	—	25.2	25.2
Stock-based compensation	—	—	3.2	—	3.2
Balance at March 31, 2024	40.4	$100.9	$1,480.0	$3,422.2	$5,003.1
Net income	—	—	—	109.3	109.3
Stock-based compensation	—	—	3.4	—	3.4
Balance at June 30, 2024	40.4	$100.9	$1,483.4	$3,531.5	$5,115.8

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at June 30, 2025 and December 31, 2024, the results of the Registrants' operations for the three and six months ended June 30, 2025 and 2024 and the Registrants' cash flows for the six months ended June 30, 2025 and 2024 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2025 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2024 Form 10-K.

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

	June 30,	December 31,
(In millions)	2025	2024
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$97.9	$112.7
SPP cost tracker under recoveries (A)	4.6	—
Oklahoma Energy Efficiency Rider under recoveries (A)	—	7.0
Other (A)	6.8	3.8
Total current regulatory assets	$109.3	$123.5
Non-current:
Oklahoma deferred storm expenses	$248.3	$244.3
Pension tracker	91.6	94.7
Benefit obligations regulatory asset	87.6	90.8
Arkansas Winter Storm Uri costs	59.0	63.0
Oklahoma SAP S/4 HANA deferred expenses	16.4	14.3
Sooner Dry Scrubbers	16.0	16.4
Arkansas deferred pension expenses	10.1	11.0
Oklahoma vegetation management program deferred costs	7.1	6.4
Unamortized loss on reacquired debt	5.9	6.3
COVID-19 impacts	4.8	5.4
Arkansas capacity power purchase agreements	4.3	3.5
Other	10.7	12.0
Total non-current regulatory assets	$561.8	$568.1
REGULATORY LIABILITIES
Current:
Arkansas fuel clause over recoveries	$6.3	$9.3
Oklahoma Energy Efficiency Rider over recoveries (B)	3.8	—
Oklahoma Investment Tax Credit over recoveries (B)	2.8	6.1
Other (B)	0.5	4.9
Total current regulatory liabilities	$13.4	$20.3
Non-current:
Income taxes refundable to customers, net	$748.6	$780.8
Accrued removal obligations, net	233.1	231.9
Other	3.5	3.7
Total non-current regulatory liabilities	$985.2	$1,016.4

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

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the six months ended June 30, 2025 and 2024. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(8.8)	$6.1	$(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	0.2
Balance at June 30, 2025	$(8.6)	$6.1	$(2.5)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(12.9)	$5.7	$(7.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(0.1)	0.1
Regulatory classification of certain pension costs	3.9	—	3.9
Balance at June 30, 2024	$(8.8)	$5.6	$(3.2)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and six months ended June 30, 2025 and 2024.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.1)	$(0.1)	$(0.2)	$(0.2)	(A)
Prior service cost	—	—	(0.1)	(0.1)	(A)
	(0.1)	(0.1)	(0.3)	(0.3)	Income Before Taxes
	—	—	(0.1)	(0.1)	Income Tax Expense
	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$—	$—	$0.1	$0.1	(A)
	—	—	0.1	0.1	Income Before Taxes
	—	—	0.1	—	Income Tax Expense
	$—	$—	$—	$0.1	Net Income

Total reclassifications for the period, net of tax	$(0.1)	$(0.1)	$(0.2)	$(0.1)	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Legislative Matters

Oklahoma

In May 2025, SB 998 was passed into law and will become effective August 29, 2025. This legislation allows rate-regulated retail electric service providers, such as OG&E, to receive CWIP recovery of new natural gas generation capacity, if those proposed generation sources are approved by the OCC under existing statutory review procedures, and sets specific timelines for the OCC to review proposed projects. SB 998 also allows utilities to establish a regulatory asset to defer 90 percent of depreciation expense and return associated with qualified plant investments, that are not classified as transmission or new generation, for recovery over an allowed 20 year period in a future rate review filing.

Arkansas

In March 2025, Act 373 was signed into law by the Governor of Arkansas. Act 373 enables rate-regulated retail electric providers, such as OG&E, to receive CWIP recovery of "strategic investments", including (i) new electric generating facilities, including transportation and storage facilities for associated fuel, (ii) upgrades, expansions, or fuel conversions of electric generating facilities, including transportation and storage facilities for associated fuel, and (iii) new or upgraded electric transmission facilities, including substations. All projects are subject to review and approval by the APSC. Act 373 further authorizes use of a rider to recover approved strategic investments that are not being recovered through previously approved rates, upon approval of the project by the APSC.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Residential	$251.3	$239.0	$534.9	$460.4
Commercial	218.5	177.6	425.1	326.4
Industrial	58.4	55.2	120.0	108.2
Oilfield	52.5	47.6	111.9	97.3
Public authorities and street light	62.2	57.7	122.7	108.7
System sales revenues	642.9	577.1	1,314.6	1,101.0
Provision for rate refund	—	—	3.0	—
Integrated market	26.3	17.1	47.6	32.1
Transmission	42.1	42.5	81.9	78.1
Other	8.4	7.4	13.7	15.5
Revenues from contracts with customers	$719.7	$644.1	$1,460.8	$1,226.7

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

The Registrants had no financial instruments measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024. The following table presents the carrying amount and fair value of the Registrants' financial instruments at June 30, 2025 and December 31, 2024, as well as the classification level within the fair value hierarchy.

	June 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$347.2	$362.3	$346.9	$355.7	Level 2
OGE Energy Term Loan	$59.8	$60.0	$59.7	$60.0	Level 2
OG&E Senior Notes	$4,845.5	$4,596.9	$4,499.6	$4,174.9	Level 2
OG&E Industrial Authority Bonds	$103.0	$103.0	$135.4	$135.4	Level 2
OG&E Tinker Debt	$11.7	$9.0	$11.7	$9.0	Level 3

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and six months ended June 30, 2025 and 2024 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Performance units	$2.5	$2.2	$4.6	$4.4	$2.5	$2.2	$4.6	$4.4
Restricted stock units	1.1	1.1	2.0	2.1	1.1	1.1	2.0	2.1
Total compensation expense	$3.6	$3.3	$6.6	$6.5	$3.6	$3.3	$6.6	$6.5
Income tax benefit	$0.9	$0.8	$1.6	$1.6	$0.9	$0.8	$1.6	$1.6

During the six months ended June 30, 2025, OGE Energy issued 234,476 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the six months ended June 30, 2025, OGE Energy granted 216,426 performance units (based on total shareholder return over a three-year period) and 116,532 restricted stock units (three-year cliff vesting period) to the Registrants' employees at $55.43 and $43.67 fair value per share, respectively.

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

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 64,947 and 138,254 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2025 and received proceeds of $2.9 million and $6.0 million, respectively. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs. As of June 30, 2025, there were 4,184,299 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income	$107.5	$102.3	$170.2	$120.9
Average common shares outstanding:
Basic average common shares outstanding	201.3	200.8	201.3	200.6
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.8	0.6	0.7	0.4
Diluted average common shares outstanding	202.1	201.4	202.0	201.0
Basic earnings per average common share	$0.53	$0.51	$0.85	$0.60
Diluted earnings per average common share	$0.53	$0.51	$0.84	$0.60
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8. Long-Term Debt

At June 30, 2025, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.65%	-	4.60%	Muskogee Industrial Authority, June 1, 2027	$56.0
1.85%	-	4.60%	Garfield Industrial Authority, October 1, 2039	47.0
Total (redeemable during next 12 months)				$103.0

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

Issuance of Long-Term Debt

On April 1, 2025, OG&E issued $350.0 million of 5.80 percent senior notes due April 1, 2055. The proceeds from this issuance were added to OG&E's general funds and used for the repayment of short-term debt and borrowings under its revolving credit facility, and to fund OG&E's capital investment program and working capital needs.

9. Credit Facilities and Short-Term Debt

The Registrants borrow, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. The following table presents information regarding the Registrants' revolving credit agreements at June 30, 2025.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate (F)	Expiration
	(In millions)
OGE Energy (B)	$550.0	$534.5	4.71%	December 18, 2029
OGE Energy (C)	60.0	—	—%	May 24, 2027
OG&E (D)(E)	550.0	0.4	1.20%	December 18, 2029
Total	$1,160.0	$534.9	4.70%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2025. Typically, OGE Energy issues commercial paper to address consolidated operational activity, and OG&E will borrow from OGE Energy under the intercompany borrowing agreement as discussed below in footnote (E).
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2029. At June 30, 2025, there was $42.3 million in advances to parent, and there were no borrowings under the intercompany borrowing agreement.
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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,		June 30,		June 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1.3	$1.3	$2.7	$2.7	$0.2	$0.3	$0.5	$0.5
Interest cost	4.1	4.0	8.1	7.8	0.1	0.1	0.2	0.2
Expected return on plan assets	(4.2)	(4.5)	(8.3)	(8.2)	—	—	—	—
Amortization of net loss	1.6	1.5	3.1	3.2	—	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	—	0.2	—	0.2	0.1
Net periodic benefit cost	$2.8	$2.3	$5.6	$5.5	$0.5	$0.4	$0.9	$0.8
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OG&E	June 30,		June 30,		June 30,		June 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1.3	$1.3	$2.7	$2.7	$—	$0.1	$—	$0.1
Interest cost	3.6	3.4	7.1	6.7	0.1	—	0.1	—
Expected return on plan assets	(3.6)	(3.8)	(7.1)	(7.0)	—	—	—	—
Amortization of net loss	1.5	1.5	2.9	3.1	—	—	—	—
Total net periodic benefit cost	2.8	2.4	5.6	5.5	0.1	0.1	0.1	0.1
Plus: Amount allocated from OGE Energy	—	—	—	—	0.4	0.3	0.8	0.7
Net periodic benefit cost	$2.8	$2.4	$5.6	$5.5	$0.5	$0.4	$0.9	$0.8

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three and six months ended June 30, 2025 and 2024, the Registrants recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.2)	$2.6	$(0.4)	$5.9
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1.4	1.3	2.7	2.6	1.1	1.0	2.1	2.0
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)	(0.3)	(0.3)	(0.7)	(0.7)
Amortization of net gain (loss)	0.2	—	0.2	(0.1)	0.2	—	0.3	—
Total net periodic benefit cost	1.2	0.9	2.1	1.7	1.0	0.7	1.7	1.3
Plus: Amount allocated from OGE Energy					0.1	0.1	0.2	0.2
Net periodic benefit cost	$1.2	$0.9	$2.1	$1.7	$1.1	$0.8	$1.9	$1.5

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three and six months ended June 30, 2025 and 2024, the Registrants recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.3	$1.1	$0.3	$2.2
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three and six months ended June 30, 2025 and 2024.

	OGE Energy				OG&E
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Capitalized portion of net periodic pension benefit cost	$0.6	$0.5	$1.2	$1.1	$0.6	$0.5	$1.2	$1.1
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1	$—	$0.1	$—	$0.1	$—	$0.1

Pension Plan Funding

In January 2025, OGE Energy made a $5.0 million contribution to its Pension Plan related to OG&E employees and made an additional contribution of $5.0 million to the Pension Plan in July 2025. The Registrants could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The Registrants' chief operating decision maker uses net income as a measure of reportable segment profit or loss to make operating decisions, allocate resources, and assess performance. The following tables, which include significant segment expenses, present the results of OGE Energy's business segments for the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$741.6	$—	$—	$741.6
Fuel, purchased power and direct transmission expense	261.1	—	—	261.1
Other operation and maintenance	126.3	0.8	—	127.1
Depreciation and amortization	140.6	—	—	140.6
Taxes other than income	26.2	—	—	26.2
Operating income (loss)	187.4	(0.8)	—	186.6
Other income	7.0	9.0	(0.9)	15.1
Interest expense	63.4	9.7	(0.9)	72.2
Income tax expense (benefit)	23.3	(1.3)	—	22.0
Net income (loss)	$107.7	$(0.2)	$—	$107.5
Total assets	$13,990.8	$140.4	$(42.1)	$14,089.1
Capital expenditures	$273.7	$—	$—	$273.7

Three Months Ended June 30, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$662.6	$—	$—	$662.6
Fuel, purchased power and direct transmission expense	193.9	—	—	193.9
Other operation and maintenance	130.2	0.2	—	130.4
Depreciation and amortization	135.5	—	—	135.5
Taxes other than income	26.9	—	—	26.9
Operating income (loss)	176.1	(0.2)	—	175.9
Other income	10.2	1.7	(1.4)	10.5
Interest expense	54.9	11.4	(1.4)	64.9
Income tax expense (benefit)	22.1	(2.9)	—	19.2
Net income (loss)	$109.3	$(7.0)	$—	$102.3
Total assets	$13,073.1	$323.5	$(184.8)	$13,211.8
Capital expenditures	$323.3	$—	$—	$323.3

Six Months Ended June 30, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,489.3	$—	$—	$1,489.3
Fuel, purchased power and direct transmission expense	585.1	—	—	585.1
Other operation and maintenance	248.1	0.8	—	248.9
Depreciation and amortization	278.0	—	—	278.0
Taxes other than income	57.4	—	—	57.4
Operating income (loss)	320.7	(0.8)	—	319.9
Other income	15.9	10.2	(4.1)	22.0
Interest expense	120.2	23.4	(4.1)	139.5
Income tax expense (benefit)	37.7	(5.5)	—	32.2
Net income (loss)	$178.7	$(8.5)	$—	$170.2
Total assets	$13,990.8	$140.4	$(42.1)	$14,089.1
Capital expenditures	$523.2	$—	$—	$523.2

Six Months Ended June 30, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,259.4	$—	$—	$1,259.4
Fuel, purchased power and direct transmission expense	426.1	—	—	426.1
Other operation and maintenance	262.6	0.2	—	262.8
Depreciation and amortization	264.7	—	—	264.7
Taxes other than income	55.9	—	—	55.9
Operating income (loss)	250.1	(0.2)	—	249.9
Other income	16.8	3.2	(3.1)	16.9
Interest expense	106.3	21.9	(3.1)	125.1
Income tax expense (benefit)	26.1	(5.3)	—	20.8
Net income (loss)	$134.5	$(13.6)	$—	$120.9
Total assets	$13,073.1	$323.5	$(184.8)	$13,211.8
Capital expenditures	$550.2	$—	$—	$550.2

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

Completed Regulatory Matters

Integrated Resource Plans

OG&E recently issued its 2025 IRP to the OCC and APSC. This 2025 IRP is intended to address updated planning assumptions from OG&E’s 2024 IRP and present OG&E’s current capacity needs in light of the SPP’s planning reserve margin requirements for both summer and winter seasons as well as the SPP’s revised resource accreditation methodologies and updated load projections. The 2025 IRP identified capacity needs of 221 MWs, 267 MWs, 1,083 MWs, 1,349 MWs and 1,647 MWs in 2026, 2027, 2028, 2029 and 2030, respectively, in the summer season. The 2025 IRP also identified capacity needs of 280 MWs, 371 MWs, 490 MWs, 825 MWs and 1,017 MWs in 2026, 2027, 2028, 2029 and 2030, respectively, in the winter season. OG&E has executed contracts for nearly 1,000 MWs of generation as a result of the 2024 request for proposal process, and regulatory approvals are currently being pursued, as further discussed below. OG&E intends to satisfy additional capacity needs through the request for proposal process initiated by OG&E’s 2024 IRP or future request for proposal processes, as needed.

FERC Proceedings

Muskogee to Fort Smith Transmission Project

On May 15, 2025, OG&E filed an application with the FERC requesting CWIP incentive and abandoned plant incentive for an 80 mile high voltage transmission line project running from OG&E's Muskogee substation in Oklahoma to its Fort Smith substation in Arkansas at a cost of approximately $242 million. On July 15, 2025, the FERC issued an order approving OG&E's request. OG&E will begin construction of this transmission line once it has accepted the notice to construct from the SPP, which is expected in the coming weeks. OG&E would be allowed to seek recovery of prudently incurred costs through its formula rates should this project be abandoned for circumstances outside of OG&E's control.

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

On November 26, 2024, the OCC issued an interim order approving the settlement agreement. In addition to the annual base rate revenue increase of $126.7 million, other key terms of the uncontested settlement agreement, as approved in the interim order by the OCC, include, among others:

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

APSC Proceedings

Arkansas Prudence of Horseshoe Lake and Tinker Generation Facilities

On December 30, 2024, pursuant to orders in the generation construction notice filings, OG&E filed an application requesting a determination of prudence of action and initial contract costs for the generating units being constructed at Horseshoe Lake and Tinker Air Force Base. On May 19, 2025, intervenors, including the Attorney General, filed direct testimony and APSC staff recommended a finding of prudence of action and initial contract costs for both projects. The Attorney General recommended approval of the

Horseshoe Lake project but raised concerns regarding certain elements of the Tinker Air Force Base project. On May 22, 2025, OG&E filed a supplemental application to serve as notice to the APSC of OG&E’s intent to recover the costs of these projects through a rider under the newly enacted Act 373. On June 16, 2025, OG&E filed rebuttal testimony to address concerns raised by the Attorney General in direct testimony.

2025 Arkansas Preapproval Case

On July 25, 2025, OG&E filed an application requesting several approvals from the APSC relating to three capacity projects arising from the 2024 request for proposals for generating capacity: (i) the Black Kettle Battery Storage capacity purchase agreement; (ii) the Kiamichi natural gas capacity purchase agreement; and (iii) construction of two additional combustion turbines at the Horseshoe Lake generating facility. OG&E is seeking authority to begin construction of the Horseshoe Lake units, a prudency determination of those new Horseshoe Lake units, authorization to enter into the Black Kettle capacity purchase agreement and other findings needed under Arkansas law, including eligibility to recover costs of the new Horseshoe Lake units through a rider under the newly enacted Act 373.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $14.0 million, which is net of amounts paid to other utilities for upgrades, plus interest at the FERC-approved rate. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP has submitted filings to the FERC outlining a refund process but stating some issues need the FERC's clarification before refunds can proceed. OG&E and other parties have commented on the filings and the matter remains pending before the FERC. Of the $14.0 million, the Registrants would be impacted by $4.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $10.0 million in expense through rider mechanisms or the FERC formula rate. As of June 30, 2025, the Registrants have reserved $14.0 million plus estimated interest for a potential refund.

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

OCC Proceedings

Oklahoma Retail Electric Supplier Certified Territory Act Causes

As previously disclosed, several rural electric cooperative electricity suppliers filed complaints with the OCC alleging that OG&E, because it was providing service to large loads in another supplier's territory, had violated the Oklahoma Retail Electric Supplier

Certified Territory Act. OG&E believes it is lawfully serving customers under specific exemptions under this act that allow it to serve customers having a load of one MW or greater. There were five complaint cases initiated at the OCC, and the OCC issued decisions on each of them. The OCC ruled in favor of the electric cooperatives in three of those cases under statutory interpretation and ruled in favor of OG&E in two of those cases based on the defense of "laches," effectively determining that the plaintiff did not raise their claims in a timely manner. All five of those cases were appealed to the Oklahoma Supreme Court, with two additional appeals consolidated with two of the original appeals, so that there were five cases in total.

On April 4, 2023, the Oklahoma Supreme Court issued its opinion which vacated the OCC's injunctions in one of the five cases and held that the Oklahoma Retail Electric Supplier Certified Territory Act does not limit the mechanism by which OG&E may provide service to large loads in another supplier's territory pursuant to the one MW exception.

On March 4, 2025, the Oklahoma Supreme Court issued a decision in a second case, finding that OG&E may not “extend service” from third-party transmission facilities and also effectively reversed its decision in the prior case addressing the same claims. This ruling was prospective in nature, which means OG&E may still serve the customers subject to the ruling, but in the future, OG&E may not extend services off of third-party transmission facilities.

On June 17, 2025, the Oklahoma Supreme Court ruled in favor of OG&E’s appeal in another of the cases, resolving the statutory interpretation of how a supplier calculates “connected load for initial full operation" for purposes of the exemption under the act. This will allow OG&E to continue serving one MW customers outside its certified service territory based on the ‘nameplate rating,’ of all devices connected to a distribution system.

The appeals on the two claims in which the OCC ruled in favor of OG&E based on the defense of “laches” remain outstanding. However, even if the Oklahoma Supreme Court were to reject the laches defense, based on the rulings in the March 4, 2025 decision, OG&E believes that the ruling would be prospective in nature and OG&E would continue to be able to serve the customers subject to the ruling.

2024 Oklahoma Fuel Prudency

On April 1, 2025, the Public Utility Division Staff filed their application initiating the prudence review of the 2024 fuel adjustment clause. OG&E filed its minimum filing requirements and direct testimony on June 2, 2025. Responsive testimony from intervenors is due to be filed on August 14, 2025.

2025 Oklahoma Preapproval Case

On May 19, 2025, OG&E filed a preapproval case seeking OCC approval of three projects that will add capacity to the OG&E portfolio: (i) the Black Kettle Battery Storage capacity purchase agreement; (ii) the Kiamichi natural gas capacity purchase agreement; and (iii) construction of two additional combustion turbines at the Horseshoe Lake generating facility. OG&E seeks recovery through a rider, CWIP recovery for the Horseshoe Lake combustion turbines and a return on the Black Kettle and Kiamichi capacity purchase agreements. OG&E is seeking an expedited procedural schedule that results in a final order by November 15, 2025.

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

Recent Developments

OG&E's Regulatory Matters

On March 27, 2025, the OCC issued a final order on the general rate review filed in December 2023, which finalized its previous interim order approving the settlement agreement and approved the ALJ report on the remaining one MW issue with one exception. OG&E also recently issued its 2025 IRP to the OCC and APSC. These matters, as well as other regulatory matters, are discussed in Note 13 within "Item 1. Financial Statements."

Legislative Matters

Federal

On July 4, 2025, the legislation known as the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Registrants. The Registrants are still reviewing the bill but do not believe there will be any material impacts to their ongoing or future operations.

Oklahoma

In May 2025, SB 998 was passed into law and will become effective August 29, 2025. This legislation allows rate-regulated retail electric service providers, such as OG&E, to receive CWIP recovery of new natural gas generation capacity, if those proposed generation sources are approved by the OCC under existing statutory review procedures, and sets specific timelines for the OCC to review proposed projects. SB 998 also allows utilities to establish a regulatory asset to defer 90 percent of depreciation expense and return associated with qualified plant investments, that are not classified as transmission or new generation, for recovery over an allowed 20 year period in a future rate review filing.

Arkansas

In March 2025, Act 373 was signed into law by the Governor of Arkansas. Act 373 enables rate-regulated retail electric providers, such as OG&E, to receive CWIP recovery of "strategic investments", including (i) new electric generating facilities, including transportation and storage facilities for associated fuel, (ii) upgrades, expansions, or fuel conversions of electric generating facilities, including transportation and storage facilities for associated fuel, and (iii) new or upgraded electric transmission facilities, including substations. All projects are subject to review and approval by the APSC. Act 373 further authorizes use of a rider to recover approved strategic investments that are not being recovered through previously approved rates, upon approval of the project by the APSC.

Summary of OGE Energy Operating Results

Three Months Ended June 30, 2025 as compared to the Three Months Ended June 30, 2024

OGE Energy's net income was $107.5 million, or $0.53 per diluted share, during the three months ended June 30, 2025 as compared to $102.3 million, or $0.51 per diluted share, during the same period in 2024. The increase in net income of $5.2 million, or $0.02 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $1.6 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by OG&E's senior notes issuances in August 2024 and April 2025, higher depreciation expense driven by additional assets being placed into service and lower other income, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather, and lower other operation and maintenance expense.
•
A decrease in net loss of other operations of $6.8 million, or $0.03 per diluted share of OGE Energy's common stock, was primarily due to higher net other income driven by a one-time benefit related to activity at OGE Energy's legacy midstream operations and lower interest expense, partially offset by higher income tax expense.

Six Months Ended June 30, 2025 as compared to the Six Months Ended June 30, 2024

OGE Energy's net income was $170.2 million, or $0.84 per diluted share, during the six months ended June 30, 2025 as compared to $120.9 million, or $0.60 per diluted share, during the same period in 2024. The increase in net income of $49.3 million, or $0.24 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $44.2 million, or $0.21 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather, and lower other operation and maintenance expense, partially offset by higher interest expense driven by OG&E's senior notes issuances in August 2024 and April 2025, higher depreciation expense driven by additional assets being placed into service and higher income tax expense.
•
A decrease in net loss of other operations of $5.1 million, or $0.03 per diluted share of OGE Energy's common stock, was primarily due to higher net other income driven by a one-time benefit related to activity at OGE Energy's legacy midstream operations, partially offset by higher interest expense.

2025 Outlook

OGE Energy’s 2025 consolidated earnings guidance remains projected to be within a range of $2.21 to $2.33 per average diluted share. Due to year-to-date performance, continued strong economic growth in Oklahoma and Arkansas, and the benefits of new legislation, OGE Energy's consolidated earnings are expected to be in the top half of its 2025 earnings guidance range. This guidance assumes, among other things, approximately 202.1 million average diluted shares outstanding and normal weather for the remainder of the year. OG&E has significant seasonality in its earnings due to weather on a year-over-year basis. See OGE Energy's 2024 Form 10-K for other key factors and assumptions underlying its 2025 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and six months ended June 30, 2025 as compared to the same period in 2024 and the Registrants' financial position at June 30, 2025. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income	$107.5	$102.3	$170.2	$120.9
Basic average common shares outstanding	201.3	200.8	201.3	200.6
Diluted average common shares outstanding	202.1	201.4	202.0	201.0
Basic earnings per average common share	$0.53	$0.51	$0.85	$0.60
Diluted earnings per average common share	$0.53	$0.51	$0.84	$0.60
Dividends declared per common share	$0.42125	$0.41820	$0.84250	$0.83640

Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Net income (loss):
OG&E (Electric Company)	$107.7	$109.3	$178.7	$134.5
Other operations	(0.2)	(7.0)	(8.5)	(13.6)
OGE Energy net income	$107.5	$102.3	$170.2	$120.9

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2025	2024	2025	2024
Operating revenues	$741.6	$662.6	$1,489.3	$1,259.4
Fuel, purchased power and direct transmission expense	261.1	193.9	585.1	426.1
Other operation and maintenance	126.3	130.2	248.1	262.6
Depreciation and amortization	140.6	135.5	278.0	264.7
Taxes other than income	26.2	26.9	57.4	55.9
Operating income	187.4	176.1	320.7	250.1
Allowance for equity funds used during construction	6.0	6.6	13.0	11.3
Other net periodic benefit income (expense)	(2.6)	1.8	(5.1)	3.6
Other income	4.1	3.2	9.4	5.2
Other expense	0.5	1.4	1.4	3.3
Interest expense	63.4	54.9	120.2	106.3
Income tax expense	23.3	22.1	37.7	26.1
Net income	$107.7	$109.3	$178.7	$134.5
Operating revenues by classification:
Residential	$261.0	$247.2	$548.3	$475.3
Commercial	225.9	183.9	434.7	337.3
Industrial	60.2	56.8	122.4	111.0
Oilfield	53.2	48.2	112.4	98.3
Public authorities and street light	64.5	59.5	125.3	111.8
System sales revenues	664.8	595.6	1,343.1	1,133.7
Provision for rate refund	—	—	3.0	—
Integrated market	26.3	17.1	47.6	32.1
Transmission	42.1	42.5	81.9	78.1
Other	8.4	7.4	13.7	15.5
Total operating revenues	$741.6	$662.6	$1,489.3	$1,259.4
MWh sales by classification (In millions)
Residential	2.1	2.3	4.6	4.6
Commercial	3.1	2.5	5.8	4.6
Industrial	1.0	1.1	2.0	2.1
Oilfield	1.0	1.1	2.1	2.2
Public authorities and street light	0.7	0.8	1.4	1.5
System sales	7.9	7.8	15.9	15.0
Integrated market	0.2	0.2	0.4	0.4
Total sales	8.1	8.0	16.3	15.4
Number of customers	909,131	902,303	909,131	902,303
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	3.498	2.205	4.265	2.710
Coal	2.761	3.247	2.751	3.172
Total fuel	3.120	2.260	3.508	2.670
Total fuel and purchased power	3.076	2.321	3.437	2.641
Degree days (A)
Heating - Actual	156	117	2,056	1,812
Heating - Normal	250	249	2,139	2,136
Cooling - Actual	579	740	598	752
Cooling - Normal	553	553	563	563
(A)
Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period. The calculation of heating and cooling degree normal days is based on a 30-year average.

OG&E's net income decreased $1.6 million, or 1.5 percent, and increased $44.2 million, or 32.9 percent, during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The following section discusses the primary drivers for the changes in net income during the three and six months ended June 30, 2025 as compared to the same periods in 2024.

Operating revenues increased $79.0 million, or 11.9 percent, and $229.9 million, or 18.3 percent, during the three and six months ended June 30, 2025, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Six Months Ended
Fuel, purchased power and direct transmission expense (A)	$67.2	$159.0
Price variance (B)	30.9	68.0
Non-residential demand and related revenues	2.9	8.3
New customer growth	2.7	6.9
Guaranteed Flat Bill program (C)	0.6	(2.5)
Other	0.2	0.3
Wholesale transmission revenue	(1.3)	2.3
Industrial and oilfield sales	(1.6)	(1.4)
Quantity impacts (includes weather) (D)	(22.6)	(11.0)
Change in operating revenues	$79.0	$229.9
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
(D)
Decreased primarily due to a 22 percent and 21 percent decrease in cooling degree days during the three and six months ended June 30, 2025, respectively.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $67.2 million, or 34.7 percent, and $159.0 million, or 37.3 percent, during the three and six months ended June 30, 2025, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Six Months Ended
Fuel expense (A)	$2.5	$21.5
Purchased power costs:
Purchases from SPP (B)	55.2	126.0
Wind	2.7	2.1
Capacity	2.4	2.1
Other	0.5	0.5
Transmission expense	3.9	6.8
Change in fuel, purchased power and direct transmission expense	$67.2	$159.0
(A)
Increased primarily due to higher fuel costs related to the generating assets utilized during the six months ended June 30, 2025.
(B)
Increased primarily due to higher market prices and increased MWhs purchased during the three and six months ended June 30, 2025.

Other operation and maintenance expense decreased $3.9 million, or 3.0 percent, and $14.5 million, or 5.5 percent, during the three and six months ended June 30, 2025, respectively, primarily due to a decrease in contract technical and construction services driven by the timing of certain projects. The decrease during the six months ended June 30, 2025 was also due to lower payroll and benefits, net of capitalized labor, and the timing of energy efficiency program activities, partially offset by an increase in vegetation management activities as a result of the most recent Oklahoma rate review.

Depreciation and amortization expense increased $5.1 million, or 3.8 percent, and $13.3 million, or 5.0 percent, during the three and six months ended June 30, 2025, respectively, primarily due to additional assets being placed into service and increased amortization of certain regulatory assets.

Net other income decreased $3.2 million, or 31.4 percent, and $0.9 million, or 5.4 percent, during the three and six months ended June 30, 2025, respectively, primarily due to higher other net periodic benefit expense driven by changes to the level of pension expense included in base rates as a result of the most recent Oklahoma rate review. For the decrease during the six months ended June 30, 2025, the higher other net periodic benefit cost was partially offset by increased interest income related to the carrying charge for the higher fuel under recovery balance.

Interest expense increased $8.5 million, or 15.5 percent, and $13.9 million, or 13.1 percent, during the three and six months ended June 30, 2025, respectively, primarily due to the $350.0 million senior notes issuance in August 2024 and the $350.0 million senior notes issuance in April 2025.

Income tax expense increased $1.2 million, or 5.4 percent, during the three months ended June 30, 2025 primarily due to decreased recognition of unfunded deferred taxes and increased $11.6 million, or 44.4 percent, during the six months ended June 30, 2025 primarily due to higher pretax income, partially offset by an increase in the recognition of unfunded deferred taxes.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Six Months Ended
	June 30,		2025 vs. 2024
(Dollars in millions)	2025	2024	$ Change	% Change
Net cash provided from operating activities (A)	$354.5	$336.1	$18.4	5.5%
Net cash used in investing activities (B)	$(559.0)	$(589.6)	$30.6	(5.2)%
Net cash provided from financing activities (C)	$204.4	$253.4	$(49.0)	(19.3)%
(A)
Changed primarily due to cash received from customers, partially offset by payments for fuel and purchased power.
(B)
Changed primarily due to timing of power delivery and power generation projects.
(C)
Changed primarily due to the payment of long-term revolver borrowings in 2024 and the repayment of the Muskogee industrial authority bonds that matured in January 2025, partially offset by an increase in commercial paper borrowings.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at June 30, 2025 compared to December 31, 2024.

Accounts Receivable and Accrued Unbilled Revenues increased $116.9 million, or 37.1 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in mid-2025 as compared to late 2024.

Fuel Clause Under Recoveries decreased $14.8 million, or 13.1 percent, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets decreased $23.9 million, or 26.9 percent, primarily due to SPP security deposit refunds received during the second quarter of 2025.

Short-Term Debt increased $65.2 million, or 13.9 percent, primarily due to increased borrowings for general operating needs, partially offset by OG&E's $350.0 million senior notes issuance in April 2025, which was used to pay down short-term debt. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accrued taxes increased $11.1 million, or 18.9 percent, primarily resulting from the timing of payments for federal tax liabilities.

Accrued Compensation decreased $15.7 million, or 29.6 percent, primarily due to 2024 incentive compensation payouts that occurred in the first quarter of 2025.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2025 through 2029 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2024 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2024 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. In May 2024, OG&E issued requests for proposals for resources to meet the capacity needs identified in its 2024 IRP. OG&E has selected projects to meet its capacity needs, and has filed for approval of these projects with the OCC and the APSC, as discussed in Note 13 within "Item 1. Financial Statements." OG&E would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments.

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

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at June 30, 2025.

(Dollars in millions)	June 30, 2025
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$625.1
Balance of cash and cash equivalents	$0.5

The following table presents information about OGE Energy's total short-term debt activity for the three and six months ended June 30, 2025.

(Dollars in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Average balance of short-term debt	$554.4	$601.2
Weighted-average interest rate of average balance of short-term debt	4.76%	4.73%
Maximum month-end balance of short-term debt	$573.3	$766.7

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2025 and ending December 31, 2026.

Issuance of Long-Term Debt

On April 1, 2025, OG&E issued $350.0 million of 5.80 percent senior notes due April 1, 2055. The proceeds from this issuance were added to OG&E's general funds and used for the repayment of short-term debt and borrowings under its revolving credit facility, and to fund OG&E's capital investment program and working capital needs.

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

Changes in presidential administrations can result in uncertainty regarding policy or initiatives relating to activities that may affect the environment. On March 12, 2025, the EPA announced that it would begin reconsideration of numerous regulations, including several that apply to OG&E. The EPA has begun this process for certain regulations as described further below and must adhere to the legal requirements for enacting, revising, repealing, or replacing agency regulations. The Registrants cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause them to incur significant costs.

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

Cross State Air Pollution Rule

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. On March 2, 2023, the Oklahoma Attorney General and the ODEQ jointly filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On March 16, 2023, OG&E filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On June 6, 2023, OG&E, together with the Oklahoma Attorney General and other parties, jointly filed a motion with the Tenth Circuit requesting a stay of the EPA’s disapproval of the Oklahoma SIP; the stay was granted on July 27, 2023. On February 27, 2024, the Tenth Circuit issued a decision to transfer venue to the U.S. Court of Appeals for the District of Columbia and vacated oral argument originally scheduled for March 21, 2024 but did not vacate the stay it granted. On March 28, 2024, the Oklahoma Attorney General, on behalf of the parties noted above, petitioned the U.S. Supreme Court to review the Tenth Circuit’s decision to transfer the SIP disapproval cases to the D.C. Circuit, and on April 24, 2024, the D.C. Circuit ordered that the cases be held in abeyance pending action by the U.S. Supreme Court. On June 18, 2025, the U.S. Supreme Court ruled that the proper venue for the SIP disapproval challenge is the Tenth Circuit Court of Appeals. The timing of further action at the Tenth Circuit is unknown.

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

In light of the issuance of the FIP, OG&E has been evaluating various control strategies to reduce emissions at its generating units, which can range from some combination of purchase of emission allowances, installation of selective catalytic reduction controls, conversion of coal-fired units to gas-fired units or retirement and replacement of capacity. OG&E submitted its final 2024 IRP to the OCC and APSC on March 29, 2024. The IRP evaluates various potential compliance options related to the EPA's Good Neighbor FIP. Due to the uncertainty relating to the disapproval of the SIP and implementation of the FIP, OG&E cannot determine the cost to comply with certainty, as such costs are dependent upon the timing and outcome of the litigation discussed above, the particular control strategies ultimately selected for each unit, the terms and timing of regulatory approvals required from the OCC and APSC and the time period necessary to complete the projects. However, OG&E preliminarily estimated in mid-2023 that the cost of compliance with the FIP as issued could be approximately $2.4 billion to $2.8 billion in total, including $100 million to $300 million over the 12- to 18-month period following effectiveness of the FIP. OG&E expects that it would seek recovery of any necessary environmental expenditures to address state and federally mandated environmental upgrades, but there is no guarantee that all of such expenditures will be approved for recovery or will be approved for recovery on a timely basis.

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

Mercury and Air Toxics Standards

On April 25, 2024, the EPA released the final revised Mercury and Air Toxics Standards regulation with a compliance date in July 2027. On May 8, 2024, a coalition of states, including Oklahoma, filed a challenge to the final rule in the D.C. Circuit Court and on June 7, 2024 filed a motion to stay the final rule which was ultimately denied. Subsequently, this coalition of states filed an emergency stay application with the U.S. Supreme Court on August 16, 2024. The U.S. Supreme Court denied the applications on October 4, 2024. On April 14, 2025, the EPA notified OG&E that the July 2027 compliance deadline would be extended to July 8, 2029. On June 17, 2025, the EPA published in the Federal Register a proposal to repeal the revised Mercury and Air Toxics Standards regulation finalized in 2024, which would remove the revised emission limit and monitoring requirements. It is unknown what potential material impacts, if any, will be from further action by the EPA or final action by the D.C. Circuit Court.

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

On May 24, 2024, several groups of petitioners, including OG&E, which joined with Edison Electric Institute and three other declarants, filed motions for stay of the rule at the D.C. Circuit. The Court consolidated these motions and on July 19, 2024, denied all stay requests. On July 29, 2024, OG&E, jointly with Edison Electric Institute and another applicant, appealed the stay denial to the U.S. Supreme Court. Other industry and state petitioners, including Oklahoma, appealed the D.C. Circuit's stay denial to the U.S. Supreme Court as well. On October 16, 2024, the U.S. Supreme Court denied the stay request. Petitioners can seek another stay from the U.S. Supreme Court in the event the D.C. Circuit rules against them. Oral argument was held before the D.C. Circuit on December 6, 2024. However, on February 5, 2025, the EPA requested that the D.C. Court not issue an opinion and place the case in abeyance for 60 days in order for the new EPA leadership to determine how they want to proceed in the litigation; on February 19, 2025, the D.C. Circuit Court granted the EPA’s request. On April 21, 2025, the EPA filed an unopposed request for the D.C. Circuit Court to continue to hold the case in abeyance while the EPA reconsiders the final rule; on April 25, 2025, the D.C Circuit Court granted the EPA's request. On June 17, 2025, the EPA published in the Federal Register a proposal to repeal the greenhouse gases rules finalized in 2024 for both existing and new units. The EPA also included an alternative proposal to repeal the rule for existing units in its entirety and the future carbon capture and sequestration requirements for new combustion turbines only. It is unknown what the outcome of the litigation or proposed repeal of the greenhouse gases regulations will be, or potential material impacts, if any, it will have on these new emission standards and guidelines, but the regulations adopted in 2023 are currently not stayed and future compliance timelines are in effect; therefore, the Registrants continue to plan for compliance and, if the new emission standards and guidelines are implemented as adopted, such compliance costs would be material.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. In April 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On April 25, 2024, the EPA released the final supplemental effluent limitations guidelines rule. OG&E has completed installation of dry bottom ash handling technology at an affected facility and is evaluating options at another affected facility to comply with the final rule by the December 31, 2029, compliance date.

Since the purchase of the Redbud facility in 2008, OG&E has made investments in the infrastructure that have led to OG&E's average use of approximately 2.4 billion gallons per year of treated municipal effluent for cooling water at Redbud and McClain. This use of treated municipal effluent offsets the need for fresh water as cooling water, making fresh water available for other beneficial uses like drinking water, irrigation and recreation.

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

In April 2025, the Registrants completed the deployment of new enterprise resource planning software. As a result of this deployment, certain of the Registrants' internal controls over financial reporting have been automated, modified or implemented to address the changes in control environment and processes within the new enterprise resource planning system.

There were no other changes that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On July 29, 2025, OGE Energy's Board of Directors elected a new director, Lyle G. Ganske, effective August 1, 2025. Mr. Ganske’s term will expire at OGE Energy's Annual Meeting of Shareholders scheduled for May 14, 2026, at which time he is expected to be nominated for approval by OGE Energy's shareholders. Mr. Ganske will serve on the Nominating, Corporate Governance and Stewardship Committee. Mr. Ganske will receive compensation for his Board service that is consistent with compensation received by OGE Energy's other non-employee directors (which is described in Exhibit 10.10 to OGE Energy’s 2024 Form 10-K).

Mr. Ganske, 66, brings extensive experience to OGE Energy's Board. Mr. Ganske brings more than 40 years' experience in advising boards of directors on fiduciary duty-related matters, corporate governance, and corporate transactions. He currently serves as Of Counsel at the law firm of Jones Day, after serving in multiple leadership roles including head of the firm’s Global M&A Practice. His expertise includes M&A, corporate governance, executive compensation, and general corporate counseling, covering various industries such as energy, manufacturing, retailing, telecom, utilities, and process industries.

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

July 29, 2025