Form 10-Q
period 2025-09-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2025-10-29
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At September 30, 2025, there were 201,459,938 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At September 30, 2025, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•
the effect of retroactive pricing of transactions in the SPP markets, adjustments in market pricing mechanisms by the SPP, or allocation of transmission upgrade costs;
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
•
the ability of the Registrants to meet future capacity requirements mandated by the SPP, which could be impacted by future load growth, environmental regulations, and the availability of resources;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2025	2024	2025	2024
OPERATING REVENUES
Revenues from contracts with customers	$1,028.4	$945.2	$2,489.2	$2,171.9
Other revenues	16.6	20.2	45.1	52.9
Operating revenues	1,045.0	965.4	2,534.3	2,224.8
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	388.5	350.1	973.6	776.2
OPERATING EXPENSES
Other operation and maintenance	143.3	131.4	392.2	394.2
Depreciation and amortization	146.7	144.0	424.7	408.7
Taxes other than income	25.2	26.7	82.6	82.6
Operating expenses	315.2	302.1	899.5	885.5
OPERATING INCOME	341.3	313.2	661.2	563.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.3	6.9	19.3	18.2
Other net periodic benefit income (expense)	(2.7)	1.7	(8.2)	5.0
Other income	6.1	6.8	30.3	20.2
Other expense	(4.6)	(4.7)	(14.3)	(15.8)
Net other income	5.1	10.7	27.1	27.6
INTEREST EXPENSE
Interest on long-term debt	66.4	59.6	194.4	166.5
Allowance for borrowed funds used during construction	(3.7)	(3.9)	(11.9)	(10.7)
Interest on short-term debt and other interest charges	6.9	8.5	26.6	33.5
Interest expense	69.6	64.2	209.1	189.3
INCOME BEFORE TAXES	276.8	259.7	479.2	401.4
INCOME TAX EXPENSE	45.5	41.0	77.7	61.8
NET INCOME	$231.3	$218.7	$401.5	$339.6
BASIC AVERAGE COMMON SHARES OUTSTANDING	201.5	200.9	201.3	200.7
DILUTED AVERAGE COMMON SHARES OUTSTANDING	202.1	201.5	202.0	201.2
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.15	$1.09	$1.99	$1.69
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.14	$1.09	$1.99	$1.69

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Net income	$231.3	$218.7	$401.5	$339.6
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.1 and $0.0, respectively	0.1	0.1	0.1	0.2
Amortization of deferred net loss, net of tax of $0.0, $0.0, $0.0 and $0.1, respectively	0.1	—	0.3	0.1
Regulatory classification of certain pension costs, net of tax of $0.0, $0.0, $0.0 and $1.2, respectively	—	—	—	3.9
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $(0.0), $(0.0), $(0.1) and $(0.0), respectively	(0.1)	—	(0.1)	(0.1)
Other comprehensive income, net of tax	0.1	0.1	0.3	4.1
Comprehensive income	$231.4	$218.8	$401.8	$343.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$401.5	$339.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	424.7	408.7
Deferred income taxes and other tax credits, net	14.0	20.2
Allowance for equity funds used during construction	(19.3)	(18.2)
Stock-based compensation expense	10.1	8.6
Regulatory assets	(39.6)	(37.3)
Regulatory liabilities	0.8	(8.4)
Other assets	(22.8)	(27.5)
Other liabilities	24.3	37.3
Other	(8.7)	—
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(217.3)	(137.2)
Income taxes receivable	(0.1)	18.2
Fuel, materials and supplies inventories	48.3	51.6
Fuel recoveries	74.9	(47.4)
Other current assets	14.9	(4.1)
Accounts payable	(24.8)	(45.3)
Other current liabilities	71.4	124.4
Net cash provided from operating activities	752.3	683.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(752.7)	(794.3)
Cost of removal and other	(54.1)	(57.0)
Net cash used in investing activities	(806.8)	(851.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	344.4	707.9
Payment of long-term debt	(32.5)	(0.1)
Decrease in short-term debt	(3.0)	(284.0)
Dividends paid on common stock	(256.3)	(253.9)
Proceeds (costs) from issuance of common stock	8.9	14.0
Cash paid for employee equity-based compensation	(7.3)	(6.1)
Net cash provided from financing activities	54.2	177.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.3)	9.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.6	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.3	$9.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.3	$0.6
Accounts receivable, less reserve of $2.3 and $2.0, respectively	438.8	240.6
Accrued unbilled revenues	93.7	74.6
Income taxes receivable	0.1	—
Fuel inventories	123.2	148.3
Materials and supplies, at average cost	219.1	229.4
Fuel clause under recoveries	38.5	112.7
Other	74.0	88.9
Total current assets	987.7	895.1
OTHER PROPERTY AND INVESTMENTS
Other	137.4	124.2
Total other property and investments	137.4	124.2
PROPERTY, PLANT AND EQUIPMENT
In service	16,976.1	16,254.6
Construction work in progress	708.8	814.2
Total property, plant and equipment	17,684.9	17,068.8
Less: accumulated depreciation	5,166.5	4,982.2
Net property, plant and equipment	12,518.4	12,086.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	546.7	568.1
Other	67.2	42.0
Total deferred charges and other assets	613.9	610.1
TOTAL ASSETS	$14,257.4	$13,716.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2025	2024
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$466.3	$469.3
Accounts payable	275.7	305.7
Dividends payable	85.6	84.7
Customer deposits	122.8	111.1
Accrued taxes	97.7	58.8
Accrued interest	82.5	63.8
Accrued compensation	51.5	53.0
Long-term debt due within one year	—	32.4
Fuel clause over recoveries	10.0	9.3
Other	45.0	41.7
Total current liabilities	1,237.1	1,229.8
LONG-TERM DEBT	5,368.2	5,020.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	160.8	170.9
Deferred income taxes	1,429.8	1,371.1
Deferred investment tax credits	10.0	10.6
Regulatory liabilities	971.2	1,016.4
Other	283.2	255.4
Total deferred credits and other liabilities	2,855.0	2,824.4
Total liabilities	9,460.3	9,075.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,179.6	1,167.9
Retained earnings	3,619.9	3,475.7
Accumulated other comprehensive loss, net of tax	(2.4)	(2.7)
Total stockholders' equity	4,797.1	4,640.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,257.4	$13,716.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	201.0	$2.0	$1,165.9	$3,475.7	$(2.7)	$4,640.9
Net income	—	—	—	62.7	—	62.7
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(86.8)	—	(86.8)
Issuance of common stock	0.1	—	3.1	—	—	3.1
Stock-based compensation	0.2	—	(4.3)	—	—	(4.3)
Balance at March 31, 2025	201.3	$2.0	$1,164.7	$3,451.6	$(2.6)	$4,615.7
Net income	—	—	—	107.5	—	107.5
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(84.9)	—	(84.9)
Issuance of common stock	0.1	—	2.9	—	—	2.9
Stock-based compensation	—	—	3.6	—	—	3.6
Balance at June 30, 2025	201.4	$2.0	$1,171.2	$3,474.2	$(2.5)	$4,644.9
Net income	—	—	—	231.3	—	231.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42500 per share)	—	—	—	(85.6)	—	(85.6)
Issuance of common stock	0.1	—	2.9	—	—	2.9
Stock-based compensation	—	—	3.5	—	—	3.5
Balance at September 30, 2025	201.5	$2.0	$1,177.6	$3,619.9	$(2.4)	$4,797.1

Balance at December 31, 2023	200.3	$2.0	$1,143.1	$3,373.7	$(7.2)	$4,511.6
Net income	—	—	—	18.6	—	18.6
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9
Dividends declared on common stock ($0.41820 per share)	—	—	—	(86.1)	—	(86.1)
Stock-based compensation	0.2	—	(2.7)	—	—	(2.7)
Balance at March 31, 2024	200.5	$2.0	$1,140.4	$3,306.2	$(3.3)	$4,445.3
Net income	—	—	—	102.3	—	102.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.41820 per share)	—	—	—	(84.1)	—	(84.1)
Issuance of common stock	0.4	—	10.9	—	—	10.9
Stock-based compensation	—	—	3.2	—	—	3.2
Balance at June 30, 2024	200.9	$2.0	$1,154.5	$3,324.4	$(3.2)	$4,477.7
Net income	—	—	—	218.7	—	218.7
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(84.6)	—	(84.6)
Issuance of common stock	—	—	3.1	—	—	3.1
Stock-based compensation	—	—	2.1	—	—	2.1
Balance at September 30, 2024	200.9	$2.0	$1,159.7	$3,458.5	$(3.1)	$4,617.1

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
OPERATING REVENUES
Revenues from contracts with customers	$1,028.4	$945.2	$2,489.2	$2,171.9
Other revenues	16.6	20.2	45.1	52.9
Operating revenues	1,045.0	965.4	2,534.3	2,224.8
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	388.5	350.1	973.6	776.2
OPERATING EXPENSES
Other operation and maintenance	143.5	131.4	391.6	394.0
Depreciation and amortization	146.7	144.0	424.7	408.7
Taxes other than income	25.2	26.7	82.6	82.6
Operating expenses	315.4	302.1	898.9	885.3
OPERATING INCOME	341.1	313.2	661.8	563.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.3	6.9	19.3	18.2
Other net periodic benefit income (expense)	(2.7)	1.9	(7.8)	5.5
Other income	4.2	3.4	13.6	8.6
Other expense	(0.5)	(0.6)	(1.9)	(3.9)
Net other income	7.3	11.6	23.2	28.4
INTEREST EXPENSE
Interest on long-term debt	60.6	53.6	177.0	156.0
Allowance for borrowed funds used during construction	(3.7)	(3.9)	(11.9)	(10.7)
Interest on short-term debt and other interest charges	(2.7)	4.4	9.3	15.1
Interest expense	54.2	54.1	174.4	160.4
INCOME BEFORE TAXES	294.2	270.7	510.6	431.3
INCOME TAX EXPENSE	51.3	45.7	89.0	71.8
NET INCOME	$242.9	$225.0	$421.6	$359.5
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$242.9	$225.0	$421.6	$359.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421.6	$359.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	424.7	408.7
Deferred income taxes and other tax credits, net	16.6	19.7
Allowance for equity funds used during construction	(19.3)	(18.2)
Stock-based compensation expense	10.1	8.6
Regulatory assets	(39.6)	(37.3)
Regulatory liabilities	0.8	(8.4)
Other assets	(20.0)	(21.3)
Other liabilities	21.2	38.4
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(217.4)	(136.7)
Fuel, materials and supplies inventories	48.3	51.6
Fuel recoveries	74.9	(47.4)
Other current assets	10.3	(10.0)
Accounts payable	4.6	(32.5)
Income taxes payable - parent	13.7	51.6
Other current liabilities	50.3	97.8
Net cash provided from operating activities	800.8	724.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(752.7)	(794.3)
Cost of removal	(52.5)	(54.9)
Net cash used in investing activities	(805.2)	(849.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	(77.4)	(216.8)
Proceeds from long-term debt	344.4	351.7
Payment of long-term debt	(32.5)	(0.1)
Dividends paid on common stock	(380.0)	—
Capital contribution from OGE Energy	150.0	—
Net cash provided from financing activities	4.5	134.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.1	9.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.3	$9.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.3	$0.2
Accounts receivable, less reserve of $2.3 and $2.0, respectively	438.4	240.1
Accrued unbilled revenues	93.7	74.6
Fuel inventories	123.2	148.3
Materials and supplies, at average cost	219.1	229.4
Fuel clause under recoveries	38.5	112.7
Other	72.9	83.2
Total current assets	986.1	888.5
OTHER PROPERTY AND INVESTMENTS	4.3	4.5
PROPERTY, PLANT AND EQUIPMENT
In service	16,970.0	16,248.5
Construction work in progress	708.8	814.2
Total property, plant and equipment	17,678.8	17,062.7
Less: accumulated depreciation	5,166.5	4,982.2
Net property, plant and equipment	12,512.3	12,080.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	546.7	568.1
Other	65.3	39.7
Total deferred charges and other assets	612.0	607.8
TOTAL ASSETS	$14,114.7	$13,581.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2025	2024
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$271.6	$272.2
Advances from parent	53.9	247.6
Customer deposits	122.8	111.1
Accrued taxes	74.3	51.4
Accrued interest	75.4	61.4
Accrued compensation	51.5	53.0
Long-term debt due within one year	—	32.4
Fuel clause over recoveries	10.0	9.3
Other	45.0	41.8
Total current liabilities	704.5	880.2
LONG-TERM DEBT	4,960.9	4,614.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	90.5	102.2
Deferred income taxes	1,472.1	1,410.7
Deferred investment tax credits	10.0	10.6
Regulatory liabilities	971.2	1,016.4
Other	247.4	220.5
Total deferred credits and other liabilities	2,791.2	2,760.4
Total liabilities	8,456.6	8,254.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,749.6	1,589.5
Retained earnings	3,908.5	3,736.9
Total stockholder's equity	5,658.1	5,326.4
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,114.7	$13,581.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2024	40.4	$100.9	$1,488.6	$3,736.9	$5,326.4
Net income	—	—	—	71.0	71.0
Stock-based compensation	—	—	3.0	—	3.0
Balance at March 31, 2025	40.4	$100.9	$1,491.6	$3,807.9	$5,400.4
Net income	—	—	—	107.7	107.7
Capital contribution from OGE Energy	—	—	150.0	—	150.0
Stock-based compensation	—	—	3.6	—	3.6
Balance at June 30, 2025	40.4	$100.9	$1,645.2	$3,915.6	$5,661.7
Net income	—	—	—	242.9	242.9
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	3.5	—	3.5
Balance at September 30, 2025	40.4	$100.9	$1,648.7	$3,908.5	$5,658.1

Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7
Net income	—	—	—	25.2	25.2
Stock-based compensation	—	—	3.2	—	3.2
Balance at March 31, 2024	40.4	$100.9	$1,480.0	$3,422.2	$5,003.1
Net income	—	—	—	109.3	109.3
Stock-based compensation	—	—	3.4	—	3.4
Balance at June 30, 2024	40.4	$100.9	$1,483.4	$3,531.5	$5,115.8
Net income	—	—	—	225.0	225.0
Stock-based compensation	—	—	2.1	—	2.1
Balance at September 30, 2024	40.4	$100.9	$1,485.5	$3,756.5	$5,342.9

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at September 30, 2025 and December 31, 2024, the results of the Registrants' operations for the three and nine months ended September 30, 2025 and 2024 and the Registrants' cash flows for the nine months ended September 30, 2025 and 2024 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2025 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2024 Form 10-K.

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

	September 30,	December 31,
(In millions)	2025	2024
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$38.5	$112.7
SPP cost tracker under recoveries (A)	3.9	—
Oklahoma Energy Efficiency Rider under recoveries (A)	—	7.0
Other (A)	5.2	3.8
Total current regulatory assets	$47.6	$123.5
Non-current:
Oklahoma deferred storm expenses	$236.1	$244.3
Pension tracker	89.8	94.7
Benefit obligations regulatory asset	86.0	90.8
Arkansas Winter Storm Uri costs	56.2	63.0
Oklahoma SAP S/4 HANA deferred expenses	16.7	14.3
Sooner Dry Scrubbers	15.8	16.4
Arkansas deferred pension expenses	9.6	11.0
Arkansas capacity power purchase agreements	6.6	3.5
Unamortized loss on reacquired debt	5.7	6.3
Oklahoma SB 998 deferred costs, net	5.0	—
Oklahoma vegetation management program deferred costs	4.5	6.4
COVID-19 impacts	4.4	5.4
Other	10.3	12.0
Total non-current regulatory assets	$546.7	$568.1
REGULATORY LIABILITIES
Current:
Oklahoma Energy Efficiency Rider over recoveries (B)	$11.9	$—
Arkansas fuel clause over recoveries	10.0	9.3
Oklahoma Investment Tax Credit over recoveries (B)	2.6	6.1
Other (B)	—	4.9
Total current regulatory liabilities	$24.5	$20.3
Non-current:
Income taxes refundable to customers, net	$733.8	$780.8
Accrued removal obligations, net	233.8	231.9
Other	3.6	3.7
Total non-current regulatory liabilities	$971.2	$1,016.4

(A)
Included in Other Current Assets in the condensed balance sheets.
(B)
Included in Other Current Liabilities in the condensed balance sheets.

As discussed below, SB 998 became effective August 29, 2025. This legislation allows OG&E to establish a regulatory asset to defer 90 percent of depreciation expense and debt return associated with qualified plant investments for recovery over an allowed 20-year period in a future rate filing. OG&E began deferring costs for qualified plant investments in September 2025.

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

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the nine months ended September 30, 2025 and 2024. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(8.8)	$6.1	$(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	(0.1)	0.3
Balance at September 30, 2025	$(8.4)	$6.0	$(2.4)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(12.9)	$5.7	$(7.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	(0.1)	0.2
Regulatory classification of certain pension costs	3.9	—	3.9
Balance at September 30, 2024	$(8.7)	$5.6	$(3.1)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and nine months ended September 30, 2025 and 2024.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.1)	$—	$(0.3)	$(0.2)	(A)
Prior service cost	(0.1)	(0.1)	(0.2)	(0.2)	(A)
	(0.2)	(0.1)	(0.5)	(0.4)	Income Before Taxes
	—	—	(0.1)	(0.1)	Income Tax Expense
	$(0.2)	$(0.1)	$(0.4)	$(0.3)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.1	$—	$0.2	$0.1	(A)
	0.1	—	0.2	0.1	Income Before Taxes
	—	—	0.1	—	Income Tax Expense
	$0.1	$—	$0.1	$0.1	Net Income

Total reclassifications for the period, net of tax	$(0.1)	$(0.1)	$(0.3)	$(0.2)	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Legislative Matters

Oklahoma

In May 2025, SB 998 was passed into law and became effective August 29, 2025. This legislation allows rate-regulated retail electric service providers, such as OG&E, to receive CWIP recovery of new natural gas generation capacity, if those proposed generation sources are approved by the OCC under existing statutory review procedures, and sets specific timelines for the OCC to review proposed projects. SB 998 also allows utilities to establish a regulatory asset to defer 90 percent of depreciation expense and return associated with qualified plant investments, that are not classified as transmission or new generation, for recovery over an allowed 20-year period in a future rate review filing.

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

In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software." The targeted improvements in this update aim to better align current software development processes when considering capitalization of internal-use software costs. This standard is effective for fiscal years beginning after December 15, 2027 and interim periods within that period. Early adoption is permitted. The Registrants are evaluating the impact of this standard on their financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Residential	$399.2	$412.6	$934.1	$873.0
Commercial	314.0	282.4	739.1	608.8
Industrial	80.5	77.5	200.5	185.7
Oilfield	73.0	67.8	184.9	165.1
Public authorities and street light	86.2	85.0	208.9	193.7
System sales revenues	952.9	925.3	2,267.5	2,026.3
Provision for rate refund	—	(43.5)	3.0	(43.5)
Integrated market	23.6	19.2	71.2	51.3
Transmission	38.8	36.6	120.7	114.7
Other	13.1	7.6	26.8	23.1
Revenues from contracts with customers	$1,028.4	$945.2	$2,489.2	$2,171.9

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

The Registrants had no financial instruments measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024. The following table presents the carrying amount and fair value of the Registrants' financial instruments at September 30, 2025 and December 31, 2024, as well as the classification level within the fair value hierarchy.

	September 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$347.5	$363.5	$346.9	$355.7	Level 2
OGE Energy Term Loan	$59.8	$60.0	$59.7	$60.0	Level 2
OG&E Senior Notes	$4,846.3	$4,699.3	$4,499.6	$4,174.9	Level 2
OG&E Industrial Authority Bonds	$103.0	$103.0	$135.4	$135.4	Level 2
OG&E Tinker Debt	$11.6	$9.3	$11.7	$9.0	Level 3

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and nine months ended September 30, 2025 and 2024 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Performance units	$2.4	$1.4	$7.0	$5.8	$2.4	$1.4	$7.0	$5.8
Restricted stock units	1.1	0.7	3.1	2.8	1.1	0.7	3.1	2.8
Total compensation expense	$3.5	$2.1	$10.1	$8.6	$3.5	$2.1	$10.1	$8.6
Income tax benefit	$0.8	$0.5	$2.4	$2.1	$0.8	$0.5	$2.4	$2.1

During the nine months ended September 30, 2025, OGE Energy issued 234,476 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the nine months ended September 30, 2025, OGE Energy granted 216,426 performance units (based on total shareholder return over a three-year period) and 121,056 restricted stock units (primarily with a three-year cliff vesting period) to the Registrants' employees at $55.43 and $43.73 fair value per share, respectively.

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

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 64,796 and 203,050 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2025 and received proceeds of $2.9 million and $8.9 million, respectively. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs. As of September 30, 2025, there were 4,119,479 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income	$231.3	$218.7	$401.5	$339.6
Average common shares outstanding:
Basic average common shares outstanding	201.5	200.9	201.3	200.7
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.6	0.7	0.5
Diluted average common shares outstanding	202.1	201.5	202.0	201.2
Basic earnings per average common share	$1.15	$1.09	$1.99	$1.69
Diluted earnings per average common share	$1.14	$1.09	$1.99	$1.69
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8. Long-Term Debt

At September 30, 2025, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.65%	-	4.60%	Muskogee Industrial Authority, June 1, 2027	$56.0
1.80%	-	4.60%	Garfield Industrial Authority, October 1, 2039	47.0
Total (redeemable during next 12 months)				$103.0

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

9. Credit Facilities and Short-Term Debt

The Registrants borrow, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. The following table presents information regarding the Registrants' revolving credit agreements at September 30, 2025.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate (F)	Expiration
	(In millions)
OGE Energy (B)	$550.0	$466.3	4.39%	December 18, 2029
OGE Energy (C)	60.0	—	—%	May 24, 2027
OG&E (D)(E)	550.0	0.4	1.20%	December 18, 2029
Total	$1,160.0	$466.7	4.39%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2025. Typically, OGE Energy issues commercial paper to address consolidated operational activity, and OG&E will borrow from OGE Energy under the intercompany borrowing agreement as discussed below in footnote (E).
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2029. At September 30, 2025, there was $53.9 million in advances from parent, and there were no borrowings under the intercompany borrowing agreement.
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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,		September 30,		September 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1.3	$1.3	$4.0	$4.0	$0.3	$0.3	$0.8	$0.8
Interest cost	4.1	3.9	12.2	11.7	0.1	—	0.3	0.2
Expected return on plan assets	(4.1)	(4.2)	(12.4)	(12.4)	—	—	—	—
Amortization of net loss	1.5	1.7	4.6	4.9	—	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	—	—	0.1	0.2	0.2
Net periodic benefit cost	$2.8	$2.7	$8.4	$8.2	$0.4	$0.4	$1.3	$1.2
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OG&E	September 30,		September 30,		September 30,		September 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1.3	$1.3	$4.0	$4.0	$0.1	$—	$0.1	$0.1
Interest cost	3.4	3.4	10.5	10.1	—	—	0.1	—
Expected return on plan assets	(3.5)	(3.5)	(10.6)	(10.5)	—	—	—	—
Amortization of net loss	1.5	1.5	4.4	4.6	—	—	—	—
Total net periodic benefit cost	2.7	2.7	8.3	8.2	0.1	—	0.2	0.1
Plus: Amount allocated from OGE Energy	—	—	—	—	0.4	0.4	1.2	1.1
Net periodic benefit cost	$2.7	$2.7	$8.3	$8.2	$0.5	$0.4	$1.4	$1.2

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three and nine months ended September 30, 2025 and 2024, the Registrants recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.3)	$3.0	$(0.7)	$8.9
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$0.1	$0.1	$0.1	$0.1
Interest cost	1.3	1.3	4.0	3.9	1.0	1.0	3.1	3.0
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.2)	(0.4)	(0.4)	(1.1)	(1.1)
Amortization of net gain (loss)	0.1	—	0.3	(0.1)	0.1	—	0.4	—
Total net periodic benefit cost	1.0	0.9	3.1	2.6	0.8	0.7	2.5	2.0
Plus: Amount allocated from OGE Energy					0.1	0.1	0.3	0.3
Net periodic benefit cost	$1.0	$0.9	$3.1	$2.6	$0.9	$0.8	$2.8	$2.3

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three and nine months ended September 30, 2025 and 2024, the Registrants recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.2	$1.1	$0.5	$3.3
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three and nine months ended September 30, 2025 and 2024.

	OGE Energy				OG&E
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Capitalized portion of net periodic pension benefit cost	$0.6	$0.5	$1.8	$1.6	$0.6	$0.5	$1.8	$1.6
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$—	$0.1	$—	$—	$—	$0.1

Pension Plan Funding

During the nine months ended September 30, 2025, OGE Energy made contributions to its Pension Plan totaling $13.5 million related to OG&E employees. The Registrants could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The Registrants' chief operating decision maker uses net income as a measure of reportable segment profit or loss to make operating decisions, allocate resources, and assess performance. The following tables, which include significant segment expenses, present the results of OGE Energy's business segments for the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,045.0	$—	$—	$1,045.0
Fuel, purchased power and direct transmission expense	388.5	—	—	388.5
Other operation and maintenance	143.5	(0.2)	—	143.3
Depreciation and amortization	146.7	—	—	146.7
Taxes other than income	25.2	—	—	25.2
Operating income	341.1	0.2	—	341.3
Other income (expense)	7.3	(0.7)	(1.5)	5.1
Interest expense	54.2	16.9	(1.5)	69.6
Income tax expense (benefit)	51.3	(5.8)	—	45.5
Net income (loss)	$242.9	$(11.6)	$—	$231.3
Total assets	$14,114.7	$221.4	$(78.7)	$14,257.4
Capital expenditures	$229.5	$—	$—	$229.5

Three Months Ended September 30, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$965.4	$—	$—	$965.4
Fuel, purchased power and direct transmission expense	350.1	—	—	350.1
Other operation and maintenance	131.4	—	—	131.4
Depreciation and amortization	144.0	—	—	144.0
Taxes other than income	26.7	—	—	26.7
Operating income	313.2	—	—	313.2
Other income	11.6	—	(0.9)	10.7
Interest expense	54.1	11.0	(0.9)	64.2
Income tax expense (benefit)	45.7	(4.7)	—	41.0
Net income (loss)	$225.0	$(6.3)	$—	$218.7
Total assets	$13,360.5	$134.7	$(19.4)	$13,475.8
Capital expenditures	$244.1	$—	$—	$244.1

Nine Months Ended September 30, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,534.3	$—	$—	$2,534.3
Fuel, purchased power and direct transmission expense	973.6	—	—	973.6
Other operation and maintenance	391.6	0.6	—	392.2
Depreciation and amortization	424.7	—	—	424.7
Taxes other than income	82.6	—	—	82.6
Operating income (loss)	661.8	(0.6)	—	661.2
Other income	23.2	9.5	(5.6)	27.1
Interest expense	174.4	40.3	(5.6)	209.1
Income tax expense (benefit)	89.0	(11.3)	—	77.7
Net income (loss)	$421.6	$(20.1)	$—	$401.5
Total assets	$14,114.7	$221.4	$(78.7)	$14,257.4
Capital expenditures	$752.7	$—	$—	$752.7

Nine Months Ended September 30, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,224.8	$—	$—	$2,224.8
Fuel, purchased power and direct transmission expense	776.2	—	—	776.2
Other operation and maintenance	394.0	0.2	—	394.2
Depreciation and amortization	408.7	—	—	408.7
Taxes other than income	82.6	—	—	82.6
Operating income (loss)	563.3	(0.2)	—	563.1
Other income	28.4	3.2	(4.0)	27.6
Interest expense	160.4	32.9	(4.0)	189.3
Income tax expense (benefit)	71.8	(10.0)	—	61.8
Net income (loss)	$359.5	$(19.9)	$—	$339.6
Total assets	$13,360.5	$134.7	$(19.4)	$13,475.8
Capital expenditures	$794.3	$—	$—	$794.3

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

Completed Regulatory Matters

Integrated Resource Plans

OG&E recently issued its 2025 IRP to the OCC and APSC. This 2025 IRP is intended to address updated planning assumptions from OG&E’s 2024 IRP and present OG&E’s current capacity needs in light of the SPP’s planning reserve margin requirements for both summer and winter seasons as well as the SPP’s revised resource accreditation methodologies and updated load projections. The 2025 IRP identified capacity needs of 1,647 MWs by 2030 in the summer season and 1,017 MWs by 2030 in the winter season. OG&E has executed contracts for nearly 1,000 MWs of generation as a result of the 2024 request for proposal process, and regulatory approvals are currently being pursued, as further discussed below. OG&E intends to satisfy additional capacity needs through the request for proposal process initiated by OG&E’s 2024 IRP or future request for proposal processes, as needed.

SPP Proceedings

Resource Capacity Accreditation

In July 2022, the SPP Board of Directors approved a new unit accreditation methodology for conventional generation which requires submittal to and approval from the FERC prior to becoming effective. On March 2, 2023, the FERC rejected the SPP’s proposed capacity accreditation methodology for wind and solar generators. Following the FERC’s rejection, the SPP began an extensive review of both the methodology proposed for thermal resources which had not yet been submitted to the FERC, and the accreditation methodology for wind and solar generators. These methodologies were reviewed and approved by both the Regional State Committee and the SPP Board of Directors in late October 2023 and were submitted to the FERC for approval on February 23, 2024. On January 16, 2025, the FERC accepted the SPP's proposed tariff revisions for each accreditation methodology, which became effective October 1, 2025. OG&E is evaluating the impact of the FERC's acceptance of these accreditation methods, which may contribute to OG&E’s capacity needs.

FERC Proceedings

Muskogee to Fort Smith Transmission Project

On May 15, 2025, OG&E filed an application with the FERC requesting CWIP incentive and abandoned plant incentive for a high voltage transmission line project running from OG&E's Muskogee substation in Oklahoma to its Fort Smith substation in Arkansas at a cost of approximately $250 million. On July 15, 2025, the FERC issued an order approving OG&E's request. On August 12, 2025, OG&E accepted the notice to construct from the SPP for a total of 106 miles of new, upgraded, and rebuilt high voltage transmission lines. OG&E has commenced design work on this project and expects the project to go into service in stages beginning in 2027 and be fully in service by 2029. OG&E would be allowed to seek recovery of prudently incurred costs through its formula rates should this project be abandoned for circumstances outside of OG&E's control.

OCC Proceedings

2023 Oklahoma General Rate Review

In December 2023, OG&E filed a general rate review in Oklahoma, and on June 12, 2024, OG&E entered into an uncontested settlement agreement, which was also executed by the OCC Public Utility Division Staff, the Oklahoma Attorney General, the OG&E Shareholders Association, Oklahoma Industrial Energy Consumers and other intervenors. This settlement agreement resulted in an annual revenue requirement increase of $126.7 million. OG&E had the right to implement interim rates subject to refund beginning July 1, 2024 (180 days after the filing of its application on December 29, 2023). On July 1, 2024, OG&E implemented an annual interim rate increase in line with the settlement agreement, subject to refund based on final approval by the OCC.

On November 26, 2024, the OCC issued an interim order approving the settlement agreement; as such, no refund of interim rates was deemed necessary. The key terms of the interim order were discussed in the 2024 Form 10-K. On March 27, 2025, the OCC issued a final order in this matter, which affirmed its previous order approving the settlement agreement and approved the ALJ report on the remaining one MW issue with one exception. The one exception stated that in its next general rate review, OG&E shall directly assign the costs of transmission radials to new competitive load customers that are added to the system after November 1, 2023. No other changes were made to rates implemented effective July 1, 2024 after the November 26, 2024 interim order. While the OCC’s final order has been appealed, the rates will remain in effect.

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

APSC Proceedings

Arkansas Prudence of Horseshoe Lake and Tinker Generation Facilities

On December 30, 2024, pursuant to orders in the generation construction notice filings, OG&E filed an application requesting a determination of prudence of action and initial contract costs for the generating units being constructed at Horseshoe Lake and Tinker Air Force Base. On May 19, 2025, intervenors, including the Attorney General, filed direct testimony and APSC staff recommended a finding of prudence of action and initial contract costs for both projects. The Attorney General recommended approval of the Horseshoe Lake project but raised concerns regarding certain elements of the Tinker Air Force Base project. On May 22, 2025, OG&E filed a supplemental application to serve as notice to the APSC of OG&E’s intent to recover the costs of these projects through a rider under the newly enacted Act 373. On June 16, 2025, OG&E filed rebuttal testimony to address concerns raised by the Attorney General in direct testimony. OG&E entered into a settlement agreement with APSC Staff on August 4, 2025 that agreed that the Horseshoe Lake and Tinker combustion turbines were prudent and that OG&E satisfied part of the eligibility criteria for recovery of these costs through a Strategic Investment Rider. The Arkansas Attorney General opposes the part of the settlement relating to eligibility for a Strategic Investment Rider. On August 29, 2025, the APSC issued an order seeking additional testimony that responds to several questions related to the eligibility of the Strategic Investment Rider for out of state projects. On September 12, 2025, OG&E and APSC Staff filed responsive supplemental testimony. OG&E is awaiting a final order from the APSC.

2025 Arkansas Preapproval Case

On July 25, 2025, OG&E filed an application requesting several approvals from the APSC relating to three capacity projects arising from the 2024 request for proposals for generating capacity: (i) the Black Kettle Battery Storage capacity purchase agreement; (ii) the Kiamichi natural gas capacity purchase agreement; and (iii) construction of two additional combustion turbines at the Horseshoe Lake generating facility. OG&E is seeking authority to begin construction of the Horseshoe Lake units, a prudency determination of those new Horseshoe Lake units, authorization to enter into the Black Kettle capacity purchase agreement and other findings needed under Arkansas law, including eligibility to recover costs of the new Horseshoe Lake units through a rider under the newly enacted Act 373. Intervenors filed direct testimony on September 24, 2025, and OG&E filed rebuttal testimony on October 22, 2025.

FERC Proceedings

Order for Sponsored Transmission Upgrades within SPP

Under Attachment Z2 of the SPP Open Access Transmission Tariff, costs of participant-funded, or "sponsored," transmission upgrades may be recovered from other SPP customers who benefit from the upgrade. The FERC approved a waiver of a time limitation in the SPP tariff to allow the SPP in 2016 to bill for the 2008 through 2015 period due to information system limitations that had delayed that billing. The SPP then both billed users and credited sponsors, including OG&E, for Z2 charges during the period. OG&E refunded most of the net credits to customers through its various rate riders that include SPP activity, with the remaining amounts retained by OG&E.

Net payers of Z2 credits contested the waiver, leading the FERC to reverse its decision, deny the waiver, and instruct the SPP to refund payments made for charges from 2008 to 2015. OG&E and other net creditors challenged this reversal. However, the FERC upheld its reversal, and in August 2021 and September 2024, the U.S. Court of Appeals upheld the FERC’s decision and denied relief to OG&E and the other creditors against SPP. All appellate options have now been exhausted.

The SPP has submitted a refund process to the FERC stating some issues need the FERC's clarification before refunds can proceed. OG&E and other parties have commented on the filings, and the matter remains pending before the FERC. The FERC has ordered the SPP to submit calculations of the amounts OG&E and other project sponsors must refund, with interest, and to clarify other aspects of the refund process by November 3, 2025. If the FERC orders refunds in full, OG&E estimates it will need to refund $14.0 million, net of amounts paid to other utilities for upgrades, plus interest. This would shift recovery of these upgrade credits to future periods. Of the $14.0 million, the Registrants would be impacted by $4.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $10.0 million in expense through rider mechanisms or the FERC formula rate. As of September 30, 2025, the Registrants have reserved $14.0 million plus estimated interest for a potential refund.

Subsequent to the initiation of the disputes discussed above, the FERC approved an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery. This elimination of the Attachment Z2 revenue crediting would only impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor after July 2020. All projects initiated prior to July 2020 remain eligible to receive revenue credits under Attachment Z2, which includes the $14.0 million related to the refunds discussed above.

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

On March 4, 2025, the Oklahoma Supreme Court issued a decision in a second case, finding that OG&E may not “extend service” from third-party transmission facilities and also effectively reversed its decision in the prior case addressing the same claims. This ruling was prospective in nature, which means OG&E may still serve the customers subject to the ruling, but in the future, OG&E may not extend services off of third-party transmission facilities. On September 23, 2025, this decision was reaffirmed in another case by the Oklahoma Supreme Court. OG&E can continue serving existing customers that would have otherwise been impacted by this decision.

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

The appeals on the two claims in which the OCC ruled in favor of OG&E based on the defense of “laches” remain outstanding. However, even if the Oklahoma Supreme Court were to reject the laches defense, based on the rulings in the March 4, 2025 decision, OG&E believes that the ruling would be prospective in nature, and OG&E would continue to be able to serve the customers subject to the ruling.

2024 Oklahoma Fuel Prudency

On April 1, 2025, the Public Utility Division Staff filed their application initiating the prudence review of the 2024 fuel adjustment clause. OG&E filed its minimum filing requirements and direct testimony on June 2, 2025. Responsive testimony from intervenors was filed on August 14, 2025. No party took issue with any of OG&E’s 2024 fuel costs, operations or practices. On October 9, 2025, a hearing on the merits was held, and the ALJ recommended a finding of prudence for OG&E's fuel costs and procurement practices.

2025 Oklahoma Preapproval Case

On May 19, 2025, OG&E filed a preapproval case seeking OCC approval of three projects that will add capacity to the OG&E portfolio: (i) the Black Kettle Battery Storage capacity purchase agreement; (ii) the Kiamichi natural gas capacity purchase agreement; and (iii) construction of two additional combustion turbines at the Horseshoe Lake generating facility. OG&E seeks recovery through a rider, CWIP recovery for the Horseshoe Lake combustion turbines and a return on the Black Kettle and Kiamichi capacity purchase agreements. On August 18, 2025, intervenors filed responsive testimony, and on September 8, 2025, OG&E filed rebuttal testimony. On October 6, 2025, OG&E reached a non-unanimous settlement agreement with OCC Public Utility Division Staff, the Oklahoma Attorney General and the Petroleum Alliance of Oklahoma. A hearing on this matter was completed on October 14, 2025. OG&E has requested an order in this matter by November 15, 2025.

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

Oklahoma

In May 2025, SB 998 was passed into law and became effective August 29, 2025. This legislation allows rate-regulated retail electric service providers, such as OG&E, to receive CWIP recovery of new natural gas generation capacity, if those proposed generation sources are approved by the OCC under existing statutory review procedures, and sets specific timelines for the OCC to review proposed projects. SB 998 also allows utilities to establish a regulatory asset to defer 90 percent of depreciation expense and return associated with qualified plant investments, that are not classified as transmission or new generation, for recovery over an allowed 20 year period in a future rate review filing. OG&E began deferring such costs to a regulatory asset in September 2025, as further discussed in Note 1 within "Item 1. Financial Statements."

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

Summary of OGE Energy Operating Results

Three Months Ended September 30, 2025 as compared to the Three Months Ended September 30, 2024

OGE Energy's net income was $231.3 million, or $1.14 per diluted share, during the three months ended September 30, 2025 as compared to $218.7 million, or $1.09 per diluted share, during the same period in 2024. The increase in net income of $12.6 million, or $0.05 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $17.9 million, or $0.08 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather, partially offset by higher operation and maintenance expense, income tax expense, and lower net other income.
•
An increase in net loss of other operations of $5.3 million, or $0.03 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense, partially offset by a higher income tax benefit.

Nine Months Ended September 30, 2025 as compared to the Nine Months Ended September 30, 2024

OGE Energy's net income was $401.5 million, or $1.99 per diluted share, during the nine months ended September 30, 2025 as compared to $339.6 million, or $1.69 per diluted share, during the same period in 2024. The increase in net income of $61.9 million, or $0.30 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $62.1 million, or $0.30 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather, partially offset by higher income tax expense, higher depreciation expense driven by additional assets being placed into service, higher interest expense driven by OG&E's senior notes issuances in August 2024 and April 2025, and lower net other income.
•
An increase in net loss of other operations of $0.2 million was primarily due to higher interest expense, partially offset by higher net other income driven by a one-time benefit related to activity at OGE Energy's legacy midstream operations.

2025 Outlook

OGE Energy’s 2025 consolidated earnings guidance remains projected to be in the top half of its original 2025 earnings guidance range of $2.21 to $2.33 per average diluted share. This guidance assumes, among other things, approximately 202.1 million average diluted shares outstanding and normal weather for the remainder of the year. OG&E has significant seasonality in its earnings due to weather on a year-over-year basis. See OGE Energy's 2024 Form 10-K for other key factors and assumptions underlying its 2025 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and nine months ended September 30, 2025 as compared to the same period in 2024 and the Registrants' financial position at September 30, 2025. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income	$231.3	$218.7	$401.5	$339.6
Basic average common shares outstanding	201.5	200.9	201.3	200.7
Diluted average common shares outstanding	202.1	201.5	202.0	201.2
Basic earnings per average common share	$1.15	$1.09	$1.99	$1.69
Diluted earnings per average common share	$1.14	$1.09	$1.99	$1.69
Dividends declared per common share	$0.42500	$0.42125	$1.26750	$1.25765

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Net income (loss):
OG&E (Electric Company)	$242.9	$225.0	$421.6	$359.5
Other operations	(11.6)	(6.3)	(20.1)	(19.9)
OGE Energy net income	$231.3	$218.7	$401.5	$339.6

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2025	2024	2025	2024
Operating revenues	$1,045.0	$965.4	$2,534.3	$2,224.8
Fuel, purchased power and direct transmission expense	388.5	350.1	973.6	776.2
Other operation and maintenance	143.5	131.4	391.6	394.0
Depreciation and amortization	146.7	144.0	424.7	408.7
Taxes other than income	25.2	26.7	82.6	82.6
Operating income	341.1	313.2	661.8	563.3
Allowance for equity funds used during construction	6.3	6.9	19.3	18.2
Other net periodic benefit income (expense)	(2.7)	1.9	(7.8)	5.5
Other income	4.2	3.4	13.6	8.6
Other expense	0.5	0.6	1.9	3.9
Interest expense	54.2	54.1	174.4	160.4
Income tax expense	51.3	45.7	89.0	71.8
Net income	$242.9	$225.0	$421.6	$359.5
Operating revenues by classification:
Residential	$408.0	$422.8	$956.3	$898.1
Commercial	319.1	288.8	753.8	626.1
Industrial	81.6	79.0	204.0	190.0
Oilfield	73.1	68.1	185.5	166.4
Public authorities and street light	87.7	86.8	213.0	198.6
System sales revenues	969.5	945.5	2,312.6	2,079.2
Provision for rate refund	—	(43.5)	3.0	(43.5)
Integrated market	23.6	19.2	71.2	51.3
Transmission	38.8	36.6	120.7	114.7
Other	13.1	7.6	26.8	23.1
Total operating revenues	$1,045.0	$965.4	$2,534.3	$2,224.8
MWh sales by classification (In millions)
Residential	3.1	3.2	7.7	7.8
Commercial	3.5	3.2	9.3	7.8
Industrial	1.1	1.1	3.1	3.2
Oilfield	1.1	1.1	3.2	3.3
Public authorities and street light	0.9	0.9	2.3	2.4
System sales	9.7	9.5	25.6	24.5
Integrated market	0.2	0.2	0.6	0.6
Total sales	9.9	9.7	26.2	25.1
Number of customers	910,464	904,900	910,464	904,900
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	3.190	2.142	3.704	2.453
Coal	2.765	2.976	2.759	3.064
Total fuel	2.965	2.277	3.243	2.487
Total fuel and purchased power	3.732	3.448	3.549	2.953
Degree days (A)
Heating - Actual	—	—	2,056	1,812
Heating - Normal	19	19	2,158	2,155
Cooling - Actual	1,288	1,387	1,886	2,139
Cooling - Normal	1,265	1,268	1,828	1,831
(A)
Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period. The calculation of heating and cooling degree normal days is based on a 30-year average and weighted on a jurisdictional split.

OG&E's net income increased $17.9 million, or 8.0 percent, and $62.1 million, or 17.3 percent, during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The following section discusses the primary drivers for the increase in net income during the three and nine months ended September 30, 2025 as compared to the same periods in 2024.

Operating revenues increased $79.6 million, or 8.2 percent, and $309.5 million, or 13.9 percent, during the three and nine months ended September 30, 2025, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Nine Months Ended
Fuel, purchased power and direct transmission expense (A)	$38.4	$197.4
Price variance (B)	35.4	103.4
Guaranteed Flat Bill program (C)	6.0	3.5
Non-residential demand and related revenues	3.1	11.4
New customer growth	2.7	9.6
Wholesale transmission revenue	2.6	4.9
Other	(0.3)	—
Industrial and oilfield sales	(0.5)	(1.9)
Quantity impacts (includes weather) (D)	(7.8)	(18.8)
Change in operating revenues	$79.6	$309.5
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(B)
Increased primarily due to new rates effective July 1, 2024, that were reserved for potential refund until receipt of the Oklahoma general rate review interim order received in November 2024 and finalized in March 2025.
(C)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.
(D)
Decreased primarily due to a seven percent and 12 percent decrease in cooling degree days during the three and nine months ended September 30, 2025, respectively.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $38.4 million, or 11.0 percent, and $197.4 million, or 25.4 percent, during the three and nine months ended September 30, 2025, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Nine Months Ended
Fuel expense (A)	$28.8	$50.3
Purchased power costs:
Purchases from SPP (B)	(1.9)	124.1
Wind	5.2	7.3
Capacity	3.9	4.4
Other	0.2	2.3
Transmission expense	2.2	9.0
Change in fuel, purchased power and direct transmission expense	$38.4	$197.4
(A)
Increased primarily due to higher fuel costs related to the generating assets utilized during the three and nine months ended September 30, 2025.
(B)
Increased during the nine months ended September 30, 2025 primarily due to higher market prices and increased MWHs purchased.

Other operation and maintenance expense increased $12.1 million, or 9.2 percent, and decreased $2.4 million, or 0.6 percent, during the three and nine months ended September 30, 2025, respectively. The increase during the three months ended September 30, 2025 was primarily due to an increase in vegetation management activities resulting from approvals in OG&E's most recent

Oklahoma rate review and higher payroll and benefits, net of capitalized labor, driven by lower capitalized labor due to work on certain technology projects being completed by mid-year. The decrease during the nine months ended September 30, 2025 was primarily due to a decrease in contract technical and construction services driven by the timing of certain projects, lower payroll and benefits, net of capitalized labor, and the timing of energy efficiency program activities, partially offset by an increase in vegetation management activities resulting from approvals in OG&E's most recent Oklahoma rate review.

Depreciation and amortization expense increased $2.7 million, or 1.9 percent, and $16.0 million, or 3.9 percent, during the three and nine months ended September 30, 2025, respectively, primarily due to additional assets being placed into service and increased amortization of certain regulatory assets, partially offset by deferrals of allowable depreciation and amortization expense of $2.8 million to a regulatory asset in accordance with SB 998, as further discussed in Note 1 within "Item 1. Financial Statements."

Net other income decreased $4.3 million, or 37.1 percent, and $5.2 million, or 18.3 percent, during the three and nine months ended September 30, 2025, respectively, primarily due to higher other net periodic benefit expense driven by changes to the level of pension expense included in base rates as a result of the most recent Oklahoma rate review. For the decrease during the nine months ended September 30, 2025, the higher other net periodic benefit cost was partially offset by increased interest income related to the carrying charge for the higher fuel under recovery balance.

Interest expense increased $0.1 million, or 0.2 percent, and $14.0 million, or 8.7 percent, during the three and nine months ended September 30, 2025, respectively, primarily due to the $350.0 million senior notes issuance in April 2025, and with respect to the nine months ended September 30, 2025 also due to the $350 million senior notes issuance in August 2024, partially offset by a decrease in other interest expense related to borrowings under OG&E's revolving credit agreement during the second and third quarters of 2024, as well as the deferral of certain interest expense to a regulatory asset in accordance with SB 998, as further discussed in Note 1 within "Item 1. Financial Statements."

Income tax expense increased $5.6 million, or 12.3 percent, during the three months ended September 30, 2025 primarily due to higher pretax income and increased $17.2 million, or 24.0 percent, during the nine months ended September 30, 2025 primarily due to higher pretax income, partially offset by an increase in the recognition of unfunded deferred taxes.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Nine Months Ended
	September 30,		2025 vs. 2024
(Dollars in millions)	2025	2024	$ Change	% Change
Net cash provided from operating activities (A)	$752.3	$683.2	$69.1	10.1%
Net cash used in investing activities (B)	$(806.8)	$(851.3)	$44.5	(5.2)%
Net cash provided from financing activities (C)	$54.2	$177.8	$(123.6)	(69.5)%
(A)
Changed primarily due to cash received from customers, partially offset by payments for fuel and purchased power.
(B)
Changed primarily due to timing of power delivery and power generation projects.
(C)
Changed primarily due to a decrease of senior notes issuances in 2025 compared to 2024 and the repayment of the Muskogee industrial authority bonds that matured in January 2025, partially offset by an increase in commercial paper borrowings.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at September 30, 2025 compared to December 31, 2024.

Accounts Receivable and Accrued Unbilled Revenues increased $217.3 million, or 68.9 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2025 as compared to December 2024.

Fuel Inventories decreased $25.1 million, or 16.9 percent, primarily due to net withdrawals of coal and natural gas.

Fuel Clause Under Recoveries decreased $74.2 million, or 65.8 percent, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets decreased $14.9 million, or 16.7 percent, primarily due to SPP security deposit refunds received during the second quarter of 2025, as well as a decrease in the SPP transmission formula rate true-up.

Customer Deposits increased $11.7 million, or 10.5 percent, primarily due to an increase in large commercial customers.

Accrued taxes increased $38.9 million, or 66.1 percent, primarily resulting from the timing of payments for federal tax liabilities.

Accrued Interest increased $18.7 million, or 29.3 percent, primarily due to the issuance of OG&E's $350.0 million senior notes issuance in April 2025, as well as the timing of interest payments and accruals.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2025 through 2029 are presented in the following table. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base.

(In millions)	2025	2026	2027	2028	2029	Total
Transmission (A)	$110	$285	$295	$300	$270	$1,260
Oklahoma distribution	495	665	705	725	775	3,365
Arkansas distribution	25	25	25	25	25	125
Generation reliability	175	155	160	165	165	820
Generation capacity projects	210	35	—	—	—	245
Technology, fleet & facilities	135	125	135	145	145	685
Total	$1,150	$1,290	$1,320	$1,360	$1,380	$6,500
(A)
Transmission includes the Fort Smith to Muskogee transmission project discussed in Note 13 within "Item 1. Financial Statements," with projected capital expenditures of approximately $90 million in 2026, $70 million in 2027, $60 million in 2028, and $30 million in 2029.

In May 2024, OG&E issued requests for proposals for resources to meet the capacity needs identified in its 2024 IRP. OG&E has selected projects to meet a portion of its capacity needs and has filed for approval of these projects with the OCC and the APSC, as discussed in Note 13 within "Item 1. Financial Statements." The capital costs of the projects included in the approval filings are expected to be approximately $506 million, as indicated in OG&E's filing with the OCC. Following a determination by the OCC, OG&E expects to update its capital and financing plans to reflect the projects that have been approved. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public, including through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan, or other offerings will be adequate over the short-term and the long-term to meet anticipated cash needs and to fund future growth opportunities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at September 30, 2025.

(Dollars in millions)	September 30, 2025
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$693.3
Balance of cash and cash equivalents	$0.3

The following table presents information about OGE Energy's total short-term debt activity for the three and nine months ended September 30, 2025.

(Dollars in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Average balance of short-term debt	$543.6	$581.8
Weighted-average interest rate of average balance of short-term debt	4.65%	4.71%
Maximum month-end balance of short-term debt	$630.3	$766.7

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

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Registrants' business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that OG&E's operations are in substantial compliance with current federal, state and local environmental standards.

Changes in presidential administrations can result in uncertainty regarding policy or initiatives relating to activities that may affect the environment. On March 12, 2025, the EPA announced that it would begin reconsideration of numerous regulations, including several that apply to OG&E. The EPA has begun this process for certain regulations as described below and must adhere to the legal requirements for enacting, revising, repealing, or replacing agency regulations. Future developments, such as changes in existing laws, introduction of new laws or regulations, or the emergence of new facts or conditions, may result in significant costs for the Registrants.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

Air

OG&E's operations are subject to the Federal Clean Air Act of 1970, as amended, and comparable state laws and regulations. These laws regulate air pollutant emissions from industrial sources, including electric generating units, and require monitoring and reporting. These laws and regulations may require OG&E to secure pre-approval for constructing or modifying projects or facilities that are anticipated to generate air emissions or increase current emission levels. Additionally, OG&E may need to obtain and comply with air permits outlining specific emission and operational requirements or implement emission control equipment. OG&E likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

Cross State Air Pollution Rule

In 2015, the EPA updated the ambient air standards for ozone. Although Oklahoma meets these standards, the Clean Air Act requires states to submit plans to the EPA to ensure their emissions do not affect other states. Oklahoma submitted its plan in 2018. However, in January 2023, the EPA disapproved the plans of 19 states, including Oklahoma. In response, the Oklahoma Attorney General, the ODEQ and OG&E filed petitions for review in March 2023. A stay on the EPA's disapproval was granted in July 2023. The timing of further action is currently unknown.

In a related matter, in April 2022, the EPA published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOX emissions. OG&E commented on this proposed FIP in June 2022. By June 2023, the EPA finalized this plan for 23 states, including Oklahoma. This final Good Neighbor FIP would revise Oklahoma's NOX emissions budget for electric generating units, including OG&E's, starting in 2023. The emissions budget would decrease over time based on achievable reductions. OG&E estimated a 34.5 percent reduction by 2026 from 2023 levels and a 50 percent reduction by 2027 from 2021 levels. In October 2023, several petitioners sought a stay of the final FIP from the U.S. Supreme Court, pending review of the challenges in the U.S. Court of Appeals for the District of Columbia. The U.S. Supreme Court granted the stay in June 2024. The EPA requested a delay in the case in February 2025, which was denied. In March 2025, the EPA sought to reconsider the rule without vacating it. The D.C. Circuit Court agreed to hold the case in abeyance in April 2025, requiring status reports every 90 days. The timing of further action is unknown.

Following the FIP issuance, OG&E has been considering options to cut emissions at its generating units, including buying emission allowances, installing selective catalytic reduction systems, switching coal units to gas, or retiring and replacing capacity. OG&E submitted its final 2024 IRP to the OCC and APSC on March 29, 2024, which evaluates various compliance options related to the EPA's Good Neighbor FIP. Due to the uncertainty surrounding the SIP disapproval and FIP implementation, OG&E cannot determine the exact cost of compliance. The costs depend on the litigation outcome, chosen control strategies, regulatory approvals, and project timelines. However, OG&E estimated in mid-2023 that compliance costs could range from $2.4 billion to $2.8 billion, including $100 million to $300 million over the first 12 to 18 months following the FIP's effectiveness. OG&E plans to seek recovery of necessary environmental expenditures but cannot guarantee approval or timely recovery of all such expenditures.

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

Regional Haze

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. The ODEQ submitted a revised SIP to the EPA on August 12, 2022. On June 28, 2024, the EPA entered a consent decree that requires the EPA to propose action on the Oklahoma SIP no later than December 31, 2025, and take final action no later than December 31, 2026. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

Mercury and Air Toxics Standards

On April 25, 2024, the EPA released the final revised Mercury and Air Toxics Standards regulation with a compliance date in July 2027. A coalition of states, including Oklahoma, challenged this rule in the D.C. Circuit Court and sought a stay, which was denied. This coalition of states then filed an emergency stay application with the U.S. Supreme Court, which was also denied. On April 14, 2025, the EPA extended the compliance deadline to July 8, 2029. On June 17, 2025, the EPA proposed to repeal the revised Mercury and Air Toxics Standards, which would remove the revised emission limit and monitoring requirements. The potential material impacts, if any, of further actions by the EPA or final action by the D.C. Circuit Court are currently unknown.

Greenhouse Gas

OG&E is monitoring changes in legal standards for greenhouse gas emissions. Federal rules from 2024 may impose new requirements on fossil fuel assets. If these rules are implemented, or if new regulations are passed, OG&E could face significant compliance costs that may impact its financial position, results of operations, and cash flows if not recovered through regulated rates.

On May 9, 2024, the EPA issued final rules for emission guidelines under Section 111(d) for existing fossil fuel-fired steam units and revised standards under Section 111(b) for new gas turbines. Under the rules, existing coal units must use carbon capture for 90 percent of emissions by 2032 if they plan to operate beyond 2039. If they plan to operate until 2039, they must co-fire with natural gas at 40 percent by 2030. Coal plants retiring by 2032 are exempt. Compliance decisions must be submitted to the state by May 2026.

OG&E’s existing natural gas-fired boilers meet the new requirements, so no additional steps beyond reporting are needed. New natural gas-fired turbines commencing construction after May 23, 2023, would be required to use capacity factor thresholds to differentiate among new units establishing three subcategories: baseload, intermediate load, and low load. All three categories are subject to efficiency standards. Baseload units, those with a capacity factor greater than 40 percent, are also subject to a phase two requirement based on 90 percent capture of CO2 with a compliance deadline of January 1, 2032.

Significant litigation is ongoing, including a challenge by OG&E and a multi-state challenge joined by Oklahoma. On May 24, 2024, several petitioners, including OG&E, filed motions to stay the rule in the D.C. Circuit, but all stay requests were denied on July 19, 2024. OG&E and others appealed this denial to the U.S. Supreme Court, which also denied the stay request on October 16, 2024. In February 2025, the D.C. Circuit, at the request of the EPA, placed the case in abeyance for 60 days. The EPA later requested to continue holding the case in abeyance while reconsidering the rule, which was also granted. On June 17, 2025, the EPA proposed to repeal the 2024 greenhouse gas rules for both existing and new units. The EPA also included an alternative proposal to repeal the rule for existing units in its entirety and the future carbon capture and sequestration requirements for new combustion turbines only. OG&E submitted comments and participated with trade associations to submit comments on the proposed rule to the EPA on August 6, 2025. The outcome of the litigation or proposed repeal of the greenhouse gases regulations is unknown, but the 2024 regulations are currently not stayed and future compliance timelines are in effect. OG&E continues to plan for compliance and, if the new emission standards and guidelines are implemented, compliance costs could be significant. Relatedly, on August 1, 2025, the EPA published a proposed rule to rescind the EPA's 2009 determination that greenhouse gas emissions cause or contribute to the endangerment of public health and welfare (the “2009 Endangerment Finding”). While the rescission of the 2009 Endangerment Finding would have no direct effect on the 2024 greenhouse gas rules for power plants or the pending proposed reconsideration, the rationale underlying such a rescission could impact the legal arguments raised in the ongoing litigation challenging the EPA’s 2024 greenhouse gas rules or any future litigation challenging the EPA’s potential repeal of the 2024 rules. OG&E continues to monitor these developments and plan for compliance with standards currently in effect.

Endangered Species

Certain federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats. If such species are in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E's operations and development projects, particularly transmission, wind or solar projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. On April 25, 2024, the EPA released a supplemental effluent limitations guidelines rule. OG&E has completed installation of dry bottom ash handling technology at an affected facility and is evaluating options at another affected facility to comply with the final rule. On October 2, 2025, the EPA released a proposed rule that would extend the December 31, 2029 compliance date to December 31, 2034.

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

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regard to the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Because OG&E utilizes various products and generates wastes that are considered hazardous substances for purposes of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, OG&E could be subject to liability for the costs of cleaning up and restoring sites where those substances have been released to the environment. No associated liability is expected to significantly impact OG&E at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

October 28, 2025