Form 10-K
period 2025-12-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2026-02-18
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At June 30, 2025, the last business day of OGE Energy Corp.'s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $8,937,916,402 based on the number of shares held by non-affiliates (201,395,142) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $44.38.

At June 30, 2025, there was no voting or non-voting common equity of Oklahoma Gas and Electric Company held by non-affiliates.

At January 31, 2026, there were 206,259,022 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At January 31, 2026, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for OGE Energy Corp.'s 2026 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

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

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
401(k) Plan	Qualified defined contribution retirement plan
Act 373	Arkansas Act 373, also known as the Generating Arkansas Jobs Act of 2025
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
COVID-19	Novel Coronavirus disease
CWIP	Construction work in progress
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FSAs

Forward equity sale agreements, entered into with Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, New York Branch on November 20 and 21, 2025 in conjunction with OGE Energy's November 2025 public equity offering

GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
kV	Kilovolt
LRE	Load Responsible Entity
MRG	Member Resource Group
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OMB	White House Office of Management and Budget
OSHA	U.S. Department of Labor's Occupational Safety and Health Administration
Other operations	Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations
Pension Plan	Qualified defined benefit retirement plan
PM	Particulate matter
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SB 998	Oklahoma Senate Bill 998
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOFR	Secured Overnight Funding Rate
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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
•
creditworthiness of suppliers, customers and other contractual parties, including large, new customers from industries such as cryptocurrency and data centers;
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

PART I

Item 1. Business.

Introduction

OGE Energy is a holding company whose primary investment provides electricity in Oklahoma and western Arkansas. OGE Energy's electric company operations are conducted through its wholly-owned subsidiary, OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas and are reported through OGE Energy's electric company business segment. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric company in Oklahoma, with a franchised service territory that includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OGE Energy exited its former midstream business in 2022 as a result of selling all equity securities of Energy Transfer that were previously held by OGE Energy.

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

OGE Energy creates long-term shareholder value by targeting the consistent growth of consolidated earnings per share of five to seven percent through 2030, and consolidated earnings per share in the top half of the range in 2027 and 2028, supported by expected strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy plans to continue to grow its dividend over the next five years, targeting a payout ratio of 60 percent to 70 percent. Over the next several years, earnings per share is expected to grow faster than dividends to support this goal. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer engagement, strengthening the energy grid, investing in proven technologies to meet generation capacity needs, environmental stewardship, strong governance practices and caring for and supporting its members and communities.

Electric Operations - OG&E

General

OG&E provides retail electric service to approximately 913,000 customers in Oklahoma and western Arkansas throughout a service area that covers 30,000 square miles including Oklahoma City, the largest city in Oklahoma, Fort Smith, Arkansas, the third largest city in that state, and other large communities with their contiguous rural and suburban areas. OG&E derived 92 percent of its total electric operating revenues in 2025 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

In 2025, OG&E's system control area peak demand was 7,412 MWs on July 30, 2025, and OG&E's load responsibility peak demand was 6,630 MWs on July 30, 2025. The following table presents system sales and variations in system sales for 2025, 2024 and 2023.

Year Ended December 31	2025	2025 vs. 2024	2024	2024 vs. 2023	2023
System sales (Millions of MWh)	33.6	5.0%	32.0	7.7%	29.7

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

OKLAHOMA GAS AND ELECTRIC COMPANY

CERTAIN OPERATING STATISTICS

Year Ended December 31	2025	2024	2023
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	13.8	14.7	13.3
Purchased	22.2	19.6	18.8
Total generated and purchased	36.0	34.3	32.1
OG&E use, free service and losses	(1.6)	(1.5)	(1.6)
Electric energy sold	34.4	32.8	30.5
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.7	9.8	9.6
Commercial	12.4	10.5	8.5
Industrial	4.1	4.2	4.2
Oilfield	4.3	4.4	4.4
Public authorities and street light	3.1	3.1	3.0
System sales	33.6	32.0	29.7
Integrated market	0.8	0.8	0.8
Total sales	34.4	32.8	30.5
ELECTRIC OPERATING REVENUES (In millions)
Residential	$1,205.8	$1,148.5	$1,040.4
Commercial	978.2	839.1	688.4
Industrial	265.3	254.1	240.5
Oilfield	242.8	227.7	211.9
Public authorities and street light	276.1	262.0	234.9
System sales revenues	2,968.2	2,731.4	2,416.1
Provision for rate refund and tax refund	3.0	(3.0)	2.0
Integrated market	91.6	74.5	71.6
Transmission	159.4	152.9	143.0
Other	37.9	29.5	41.6
Total operating revenues	$3,260.1	$2,985.3	$2,674.3
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of year)
Residential	778,307	772,140	762,433
Commercial	107,884	107,943	106,787
Industrial	2,149	2,273	2,377
Oilfield	6,433	6,644	6,739
Public authorities and street light	18,532	17,952	17,766
Total customers	913,305	906,952	896,102

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2025, 88 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC and five percent to the FERC.

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

OG&E offers several alternative customer programs and rate options, such as those described below.

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

Arkansas

OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. OG&E's current rate order from the APSC includes a formula rate rider that provides for an annual adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the test period. Although the initial term for the formula rate rider has expired, the APSC has authorized OG&E to utilize the April 2024 formula rate rider until new rates are set in a future general rate review.

OG&E offers several alternative customer programs and rate options, such as those described below.

•
The time-of-use and variable peak pricing tariffs allow participating customers to save on their electricity bills by shifting some of their electricity consumption to off-peak times when demand for electricity is lowest.
•
The Demand Rate tariff allows customers to be billed based on demand instead of energy only. This provides a degree of bill stability and is available for both residential and general service customers.
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

Fuel Supply and Generation

The following table presents the OG&E-generated energy produced and purchased, by type, for the last three years.

	Generation Mix (A)
	2025	2024	2023
Natural gas	57%	74%	75%
Coal	34%	18%	16%
Renewable	9%	8%	9%
Total	100%	100%	100%
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

The following table presents the weighted-average cost of fuel used, by type, for the last three years.

	Fuel Cost (A) (In cents/Kilowatt-Hour)
	2025	2024	2023
Natural gas	3.911	2.640	2.976
Coal	2.744	3.083	3.385
Renewable	—	—	—
Total	3.343	2.637	2.926
(A)
Total fuel and purchased power weighted-average cost was 3.502, 3.139 and 2.837 cents per kilowatt-hour in 2025, 2024 and 2023, respectively.

The increase in the weighted-average cost of fuel used in 2025 compared to 2024 was primarily due to higher natural gas prices while the decrease in 2024 compared to 2023 was primarily due to lower natural gas prices. Fuel costs are generally recoverable through OG&E's fuel adjustment clauses that are approved by the OCC and the APSC. See Notes 1 and 14 within "Item 8. Financial Statements and Supplementary Data" for further discussion.

The following table presents OG&E's total MWs of generation capability by fuel type for 2025.

	Generation Capability	Percent of Total
Natural gas	4,560	65.9%
Coal	1,559	22.5%
Dual fuel generation (coal/gas)	321	4.6%
Wind	449	6.5%
Solar	32	0.5%
Total	6,921	100.0%

Natural Gas

As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a diversified portfolio of natural gas supply comprised of (i) base load agreements that include first-of-month agreements with a fixed price for the month term; (ii) call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas; and (iii) day and intra-day purchases to meet the demands of the SPP Integrated Marketplace. OG&E holds two storage service contracts which provide physical storage capacity. These two contracts provide OG&E security in both volume and price to further help protect customers against volatile natural gas prices.

Coal

OG&E's coal-fired units are designed to burn primarily low sulfur western sub-bituminous coal. The coal purchased in 2025 had a weighted-average sulfur content of 0.22 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.172 lbs. of SO2 per MMBtu.

OG&E has coal supply agreements for 100 percent of its expected coal requirements through 2027 for the Sooner, Muskogee and River Valley facilities. In 2025, OG&E purchased 2.4 million tons of coal from its sub-bituminous suppliers. See "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.

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

Management continues to evaluate the Registrants' compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market but at the current time, based on existing rules, does not expect capital expenditures for environmental control facilities to be material for 2026 or 2027. For further discussion of environmental matters and capital expenditures related to environmental factors that may affect the Registrants, see "2025 Capital Requirements, Sources of Financing and Financing Activities," "Future Capital Requirements" and "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Human Capital Management

Our company fulfills a critical role in the nation's electric utility infrastructure. In order to do so, we need to attract, retain, motivate and develop a high quality workforce and provide a safe and productive work environment for everyone. Our company's core values are teamwork, transparency, respect, integrity, public service, and individual safety and well-being. Our company's core beliefs are unleash potential, live safely, achieve together, create shared trust, value diversity and inclusion, take charge and values matter. We believe that our company's values and beliefs serve as a foundation for our relationships with our employees, who we refer to internally as "members" of the Registrants. These core values and beliefs are reinforced to all members at the time of hire, annually through a review of our Code of Ethics and periodically through small and large group meetings. We believe the efforts described herein, among others, contribute to our members' sense of purpose for the work we perform and result in the retention of our members. This belief is supported by OG&E being named a Top Workplace in Oklahoma in 2025 based on employee engagement, including how likely members would be to recommend OG&E as an employer, as well as employee sentiment regarding alignment, empowerment, respect and support, enablement to grow and being fairly valued. At December 31, 2025, the Registrants had 2,248 full-time employees.

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

OGE Energy, like many electric companies across the country, is planning for the effects of turnover of our workforce due to a significant percentage of our employee population becoming retirement-eligible during the next five to ten years. This will also be a period impacted by major transformation of our business through technology investments, regulatory changes to our electric generation portfolio and upgrades to our distribution infrastructure. Management engages in ongoing succession planning discussions, which includes the annual involvement of OGE Energy's Board of Directors as it relates to officer succession planning.

OGE Energy conducts and/or participates in employee engagement surveys to seek feedback from its members on a variety of topics, including understanding of and alignment with the company's strategy, objectives, values and beliefs, management practices, operational performance and the employee value proposition. OGE Energy shares the survey results with members, and senior management incorporates the results of the surveys into their action plans in order to respond to the feedback and further enhance member engagement. As referenced above, OG&E was named a Top Workplace in Oklahoma in 2025 as a result of an employee engagement survey conducted by a third party.

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

To achieve our vision of safety excellence, our health and safety professionals and supervisors conduct routine work observations to verify members and contractors are following safety protocols and procedures and provide coaching, if necessary. To further drive improvements in our safety performance, we report and analyze all near misses and incidents to understand the causal factors and associated corrective actions necessary to reduce the likelihood of recurrence. We share what we have learned companywide to provide real-time learning opportunities for all members. We continue to analyze trends and engage in discussions with our members, creating a dialogue to enhance safety performance and work toward our incident and injury-free workplace. Our focus on safety has contributed to the last ten years being the safest in our 123-year history.

Since the inception of our safety principles and embracing our incident and injury free vision, we have seen a sustained decline in our injury rate. We have reduced our five-year averages for OSHA recordable injuries by 66 percent and our Days Away, Restricted, Transfer Rate by 77 percent since our 2011 baseline. The Days Away, Restricted, Transfer rate is an OSHA calculation that determines how safe businesses have been in a calendar year in reference to particular types of worker compensation injuries.

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

Several of the talent pipeline partnerships referenced above are with organizations and trade schools that help integrate into our company local members of our communities. We continue working with others to recruit students to their programs who represent these communities, which can lead to potential employment for our positions. We have also formed relationships with universities to provide scholarships to students from all backgrounds and have focused on hiring individuals transitioning out of the military.

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

Information About the Registrants' Executive Officers

The following table presents the names, titles and business experience for the most recent five years for those persons serving as Executive Officers of the Registrants as of February 17, 2026:

Name	Age	Current Title and Business Experience
Sean Trauschke	58	2021 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
Charles B.	51	2025 - Present:	Chief Financial Officer of OGE Energy Corp.
Walworth		2024 - 2025:	Chief Financial Officer and Treasurer of OGE Energy Corp.
		2021 - 2024:	Treasurer of OGE Energy Corp.
Sarah R. Stafford	44	2021 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Donnie O. Jones	59	2025 - Present:	Senior Vice President - Utility Operations of OG&E
		2021 - 2025:	Vice President - Utility Operations of OG&E
David A. Parker	49	2025 - Present:	Chief Information Officer of OG&E
		2021 - 2025:	Vice President - Technology, Data and Security of OG&E
William H.	58	2022 - Present:	General Counsel, Corporate Secretary and Chief Compliance Officer of OGE Energy Corp.
Sultemeier		2021 - 2022:	General Counsel and Chief Compliance Officer of OGE Energy Corp.

No family relationship exists between any of the Executive Officers of the Registrants. Messrs. Trauschke, Walworth, Sultemeier and Ms. Stafford are also officers of OG&E. Each Executive Officer is to hold office until the next annual election of officers by the Board of Directors which is typically accomplished at the first regular board meeting following the Annual Meeting of Shareholders, currently scheduled for May 14, 2026.

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

OG&E operates in Oklahoma and western Arkansas and is subject to rate regulation by the OCC and the APSC, in addition to FERC regulation of its transmission activities and any wholesale sales. Exposure to inconsistent state and federal regulatory standards may limit our ability to operate profitably. Further alteration of the regulatory landscape in which we operate, including a change in the authorized cost of capital, may harm our financial position and results of operations.

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

Recent environmental regulations may also impact our plan to comply with potential additional changes to the SPP’s planning reserve margin and, as further discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data," changes to the resource capacity accreditation methodologies for both thermal and renewable resources. Both changes may increase OG&E's generation capacity needs. We may be constrained by the ability to procure resources or labor that is needed to construct projects on time and at a reasonable price, which could significantly impact the extent to which we can successfully comply with these proposed environmental regulations and SPP requirements.

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

In addition to the potential for physical risks (discussed below), climate change, and the risks related to our transition to a lower carbon economy, creates financial risk. Transition risks represent those risks related to the social and economic changes needed to shift toward a lower carbon future. These risks are often interconnected, representing policy and regulatory changes, technology and market risks, and risks to our reputation and financial performance.

Potential regulation associated with climate change legislation could pose financial risks to OGE Energy and its affiliates. Potential legislation and regulation as discussed above, could result in enforceable greenhouse gas emission reduction requirements that could lead to increased compliance costs for OGE Energy and its affiliates. Although May 2024 EPA regulations reducing emissions of greenhouse gases from fossil fuel-fired electric generating units for both new units and existing units are currently under judicial review, they could ultimately be upheld, modified, or overturned. For further discussion, see "Environmental Laws and Regulations"

within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." It is unknown what the outcome, or any potential material impacts, if any, will be from the litigation or any final action by the EPA.

As we expand our cleaner energy generation asset mix, the ability to integrate renewable technologies into our operations and maintain reliability and affordability is key. The intermittency of renewables remains a critical challenge particularly as long-duration energy storage is still in development. Other technology risks include the need for significant upfront financial investments, lengthy development timelines, and the uncertainty of integration and scalability across our entire service territory.

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

Our business plan calls for extensive investments in capital improvements and additions in OG&E, including modernizing existing infrastructure as well as other initiatives. Significant portions of OG&E's facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with environmental requirements or to provide reliable operations. The Infrastructure Investment and Jobs Act, Inflation Reduction Act, and "One Big Beautiful Bill" present opportunities for federal grants, loans and tax incentives aimed at electrical infrastructure development. We have been awarded grant funds for specific projects through the Infrastructure Investment and Jobs Act, and we plan to pursue additional opportunities available to us under these Acts. For awarded grants where funding has not yet been received, there is no guarantee that funding will materialize. We expect to typically be responsible for any project costs not covered by federal funding on further investments related to these Acts although there is no guarantee we will be successful in obtaining any such grants. OG&E currently provides service at rates approved by one or more regulatory commissions. If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment. This could adversely affect the Registrants' financial position and results of operations. While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

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

As a member of the SPP, OG&E is subject to risks associated with planning decisions that the SPP makes in the exercise of control over the planning of OG&E's transmission assets that are under the SPP's operational control. These risks include upward pressure on OG&E's rates arising from the potential additional cost allocation to OG&E from transmission projects of others or changes in FERC policies or regulation related to cost responsibility for transmission projects. This potential upward pressure could decrease the capacity available in OG&E's rates for other projects.

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

OGE Energy is a holding company and thus its primary asset is its subsidiary, OG&E. Substantially all of OGE Energy's operations are conducted by this subsidiary. Consequently, OGE Energy's operating cash flow and its ability to pay dividends and service its indebtedness are dependent upon the operating cash flow of OG&E and the payment of funds by OG&E to OGE Energy in the form of dividends. At December 31, 2025, OGE Energy and OG&E had outstanding indebtedness and other liabilities of $9.4 billion. OG&E is a separate legal entity that has no obligation to pay any amounts due on OGE Energy's indebtedness or to make any funds available for that purpose. In addition, OG&E's ability to pay dividends to OGE Energy depends on any statutory and contractual restrictions that may be applicable to the entity, which may include requirements to maintain minimum levels of working capital and other assets. Claims of creditors, including general creditors, of OG&E on its assets will generally have priority over OGE Energy claims (except to the extent that OGE Energy may be a creditor and its claims are recognized) and claims by OGE Energy shareholders.

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

Security threats continue to evolve and adapt, notably with artificial intelligence which may be used to enhance malicious cyber-attacks. We and our third-party vendors, many of whom leverage artificial intelligence capabilities, have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems and/or confidential data, or to disrupt operations. None of these attempts has individually or in aggregate resulted in a security incident with a material impact on our financial condition or results of operations. Despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact. Our security procedures, which include among others, virus protection software, cybersecurity controls and monitoring and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of cybersecurity attacks on our systems, which could adversely impact our operations.

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

The failure of our technology infrastructure, or the failure to enhance existing technology infrastructure and implement new technology, including artificial intelligence, could adversely affect our business.

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

In addition to maintaining our current technology infrastructure, we believe the digital transformation of our business, including the implementation of artificial intelligence, is key to driving internal efficiencies as well as providing additional capabilities to customers. Leveraging artificial intelligence capabilities to potentially improve internal functions and operations presents further risks and challenges. While we aim to use artificial intelligence ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may nevertheless be unsuccessful in identifying or resolving issues before they arise. The use of artificial intelligence to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, as well as challenges related to implementing and maintaining artificial intelligence tools, such as developing and maintaining appropriate datasets for such support. Further, dependence on artificial intelligence without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and suppliers, by producing inaccurate outcomes based on flaws in the underlying data, or other unintended results.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is higher than the national average. Over the next three years, 27.8 percent of our current employees will meet the eligibility requirements to retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

We have seen increased interest for electric service from industries such as crypto mining and data mining, to support artificial intelligence, which are both large consumers of electricity. If this continues, these types of customers could represent a significant portion of our revenues.

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

Cybersecurity risks are integrated into the Registrants’ Enterprise Risk Management process. The Enterprise Risk Management process engages internal stakeholders, helps identify key internal and external business risks, including cybersecurity risks, and then supports evaluations of those risks, providing consistent assessment. Key risks are then assessed using a methodology that includes a quantification of potential financial and operational impacts. Priority cybersecurity risks are assigned internal risk owners which report to the Chief Information Officer, who is responsible for the Registrants’ Enterprise Security including, among other responsibilities, developing and updating risk management plans.

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

Governance

The Board of Directors is responsible for reviewing and overseeing the long-term strategic plans and principal issues facing the Registrants and includes the oversight of the major risk exposures and the risk management activities of the Registrants. As part of its risk oversight role, the Board delegates specific roles to its committees to help ensure risks, mitigations and opportunities are appropriately monitored and managed. The Audit Committee has overall oversight responsibility over the Registrants’ major financial risks, while the Nominating, Corporate Governance and Stewardship Committee oversees the Registrants’ cybersecurity risk exposure and management. These Committees and the full Board of Directors are updated regularly by the Chief Information Officer and the Director of Enterprise Security on cybersecurity risks and related matters, including results from audits and assessments of the Registrants’ cybersecurity practices and systems, as well as the results of their incident response and business resiliency exercises.

The Chief Information Officer leads an information security team responsible for management of cybersecurity risk. The Chief Information Officer has decades of experience relevant to risk management, information systems and enterprise security. The Chief Information Officer serves on the Corporate Risk Oversight Committee where cyber risks are regularly discussed and addressed. The Registrants’ Corporate Risk Oversight Committee includes corporate officers and members of management and is responsible for the overall development, implementation and enforcement of strategies and policies for all significant risk management activities of the Registrants.

The Registrants’ contingency plans, including its security incident response plan and event management framework, set forth the processes through which cybersecurity incidents are managed, including how management is informed of cybersecurity incidents. As part of these plans, incidents are evaluated, classified and elevated, as necessary, to an executive team which includes the Chief Information Officer and other executives on the Registrants’ Corporate Risk Oversight Committee. Once elevated, these executives are ultimately responsible for the management, mitigation and remediation of incidents.

Item 2. Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 18 generating stations with an aggregate capability of 6,921 MWs at December 31, 2025. The following table presents information with respect to OG&E's electric generating facilities. Unless otherwise indicated, these electric generating facilities are located in Oklahoma.

Station & Unit			Year Installed	Unit Design Type	Fuel Capability	2025 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
Seminole	1		1971	Steam-Turbine	Gas	12.0%	500
	2		1973	Steam-Turbine	Gas	8.5%	513
	3		1975	Steam-Turbine	Gas	25.7%	508	1,521
Muskogee	4		1977	Steam-Turbine	Gas	14.5%	498
	5		1978	Steam-Turbine	Gas	16.5%	491
	6		1984	Steam-Turbine	Coal	34.6%	521	1,510
Sooner	1		1979	Steam-Turbine	Coal	30.5%	519
	2		1980	Steam-Turbine	Coal	33.5%	519	1,038
Horseshoe Lake	5A	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	—	33
	5B	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	3.3%	31
	8		1969	Steam-Turbine	Gas	8.1%	377
	9		2000	Combustion-Turbine	Gas	22.2%	45
	10		2000	Combustion-Turbine	Gas	21.7%	46	532
Redbud (C)	1		2003	Combined Cycle	Gas	45.1%	156
	2		2003	Combined Cycle	Gas	30.7%	154
	3		2003	Combined Cycle	Gas	32.1%	154
	4		2003	Combined Cycle	Gas	41.2%	155	619
Mustang	6		2018	Combustion-Turbine	Gas	21.3%	57
	7		2018	Combustion-Turbine	Gas	18.2%	56
	8		2017	Combustion-Turbine	Gas	12.9%	58
	9		2018	Combustion-Turbine	Gas	3.0%	57
	10		2018	Combustion-Turbine	Gas	18.7%	55
	11		2018	Combustion-Turbine	Gas	10.6%	58
	12		2018	Combustion-Turbine	Gas	—	57	398
McClain (D)	1		2001	Combined Cycle	Gas	28.8%	375	375
Frontier	1		1989	Combined Cycle	Gas	47.8%	126	126
River Valley	1		1991	Steam-Turbine	Coal/Gas	13.5%	161
	2		1991	Steam-Turbine	Coal/Gas	19.9%	160	321
Total Generating Capability (all stations, excluding renewable)								6,440
(A)
2025 Capacity Factor = 2025 Net Actual Generation / (2025 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as outages.
(B)
Represents units located at Tinker Air Force Base that are maintained by Horseshoe Lake.
(C)
Represents OG&E's 51 percent ownership interest in the Redbud Plant.
(D)
Represents OG&E's 77 percent ownership interest in the McClain Plant.

Renewable					2025
Station	Year Installed	Location	Number of Units	Fuel Capability	Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
Crossroads	2011	Canton, OK	98	Wind	19.1%	2.3	228
Centennial	2007	Laverne, OK	80	Wind	15.2%	1.5	120
OU Spirit	2009	Woodward, OK	44	Wind	14.3%	2.3	101
Mustang	2015	Oklahoma City, OK	90	Solar	18.9%	< 0.1	2
Covington	2018	Covington, OK	4	Solar	15.7%	2.5	10
Choctaw Nation	2020	Durant, OK	2	Solar	20.5%	2.5	5
Chickasaw Nation	2020	Davis, OK	2	Solar	21.9%	2.5	5
Branch	2021	Branch, AR	2	Solar	15.7%	2.5	5
Durant 2	2022	Durant, OK	2	Solar	25.0%	2.5	5
Total Generating Capability (renewable)							481
(A)
2025 Capacity Factor = 2025 Net Actual Generation / (2025 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as outages.

The following table presents certain operating data relating to the OG&E's electricity transmission and distribution assets at December 31, 2025.

	Oklahoma	Arkansas
Transmission system:
Substations	55	7
Total capacity (million kV-amps)	15.7	2.9
Structure miles - lines	5,208	347
Distribution system:
Substations	353	30
Total capacity (million kV-amps)	11.4	1.0
Structure miles - overhead	29,729	2,810
Miles of underground conduit	3,535	296
Miles of underground conductors	11,900	760

During the three years ended December 31, 2025, both Registrants' gross property, plant and equipment (excluding construction work in progress) additions were $3.1 billion, and gross retirements were $621.0 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings. The additions during this three-year period amounted to 17.5 percent of gross property, plant and equipment (excluding construction work in progress) for both Registrants at December 31, 2025.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OGE Energy's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "OGE." At December 31, 2025, there were 10,496 holders of record of OGE Energy's common stock.

Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.

Performance Graph

The below graph shows a five-year comparison of cumulative total returns for OGE Energy's common stock, the S&P 500 Index and the S&P 1500 Composite Utilities Sector Index. The graph assumes that the value of the investment in OGE Energy's common stock and each index was $100 as of December 31, 2020, and that all dividends were reinvested.

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

Recent Developments

OG&E's Regulatory Matters

On March 27, 2025, the OCC issued a final order approving the settlement agreement relating to OG&E's 2023 general rate review and approved the ALJ report on the remaining one MW issue with one exception. OG&E also issued its 2025 IRP to the OCC and APSC and has filed for and/or received preapproval, in both Oklahoma and Arkansas, of certain generation and capacity investments identified by OG&E's IRP and related request for proposals process. These matters, as well as other regulatory matters, are discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data."

Legislative Matters

Federal

On July 4, 2025, the legislation known as the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Registrants. The Registrants will consider the legislation’s provisions, such as changes to tax credits for renewables, and the potential impact on future investment decisions.

Oklahoma

In May 2025, SB 998 was passed into law and became effective August 29, 2025. This legislation allows rate-regulated retail electric service providers, such as OG&E, to receive CWIP recovery of new natural gas generation capacity, if those proposed generation sources are approved by the OCC under existing statutory review procedures, and sets specific timelines for the OCC to review proposed projects. SB 998 also allows utilities to establish a regulatory asset to defer 90 percent of depreciation expense and return associated with qualified plant investments, that are not classified as transmission or new generation, for recovery over an allowed 20-year period in a future rate review filing. OG&E began deferring such costs to a regulatory asset in September 2025, as further discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data."

Arkansas

In March 2025, Act 373 was signed into law by the Governor of Arkansas. Act 373 enables rate-regulated retail electric providers, such as OG&E, to receive CWIP recovery of "strategic investments," including (i) new electric generating facilities, including transportation and storage facilities for associated fuel, (ii) upgrades, expansions, or fuel conversions of electric generating facilities, including transportation and storage facilities for associated fuel, and (iii) new or upgraded electric transmission facilities, including substations. All projects are subject to review and approval by the APSC. Act 373 further authorizes use of a rider to recover approved strategic investments that are not being recovered through previously approved rates, upon approval of the project by the APSC.

Summary of OGE Energy 2025 Operating Results Compared to 2024

OGE Energy's net income was $470.7 million, or $2.32 per diluted share, in 2025 as compared to $441.5 million, or $2.19 per diluted share, in 2024. The increase in net income of $29.2 million, or $0.13 per diluted share, in 2025 as compared to 2024 is further discussed below.

•
An increase in net income at OG&E of $29.9 million, or $0.14 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather, partially offset by higher depreciation and amortization expense driven by additional assets being placed into service, operation and maintenance expense, income tax expense, and interest expense driven by OG&E's senior notes issuances in August 2024 and April 2025.
•
An increase in net loss of other operations of $0.7 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense, partially offset by higher net other income driven by a one-time benefit related to activity at OGE Energy's legacy midstream operations and a higher income tax benefit.

A more detailed discussion regarding the financial performance for the year ended December 31, 2025 as compared to December 31, 2024 can be found under "Results of Operations" below. A discussion of the financial performance for the year ended December 31, 2024 compared to December 31, 2023 for OGE Energy and OG&E can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrants' 2024 Form 10-K.

2026 Outlook

Key assumptions for the 2026 outlook are discussed below.

OGE Energy is projected to earn approximately $494 million to $514 million, or $2.38 to $2.48 per average diluted share, with a midpoint of approximately $504 million, or $2.43 per average diluted share in 2026 and is based off the following assumptions:

•
OGE Energy forecasts earnings for OG&E of approximately $533 million, or $2.57 per average diluted share;
•
OGE Energy forecasts a loss of approximately $30 million for other operations (primarily the holding company), or a loss of $0.14 per average diluted share;
•
OG&E experiences normal weather patterns for the year; OG&E has significant seasonality in its earnings; OG&E typically shows minimal earnings in the first and fourth quarters with a majority of its earnings in the third quarter due to the seasonal nature of air conditioning demand;
•
total retail load growth of approximately 4 to 6 percent;
•
operating expenses of approximately $1.228 billion to $1.238 billion, with operation and maintenance expenses comprising approximately 45 percent of the total;
•
net interest expense of approximately $256 million to $261 million which assumes a $14 million allowance for borrowed funds used during construction reduction to interest expense, and assumes a debt issuance at OG&E of approximately $300 million;
•
other income of approximately $24 million including $26 million of allowance for equity funds used during construction;
•
an effective consolidated tax rate of approximately 16.8 percent; and
•
approximately 207.3 million average diluted shares outstanding.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the years ended December 31, 2025 and 2024 and the Registrants' financial positions at December 31, 2025 and 2024. The following information should be read in conjunction with the financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

OGE Energy	Year Ended December 31,
(In millions except per share data)	2025	2024
Net income	$470.7	$441.5
Basic average common shares outstanding	201.9	200.8
Diluted average common shares outstanding	202.5	201.3
Basic earnings per average common share	$2.33	$2.20
Diluted earnings per average common share	$2.32	$2.19
Dividends declared per common share	$1.6925	$1.6789

Results by Business Segment

	Year Ended December 31,
(In millions)	2025	2024
Net income:
OG&E (Electric Company)	$499.8	$469.9
Other operations	(29.1)	(28.4)
OGE Energy net income	$470.7	$441.5

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's consolidated financial statements.

OG&E (Electric Company)

Year Ended December 31 (Dollars in millions)	2025	2024
Operating revenues	$3,260.1	$2,985.3
Fuel, purchased power and direct transmission expense	1,259.9	1,076.4
Other operation and maintenance	531.0	514.1
Depreciation and amortization	559.8	539.5
Taxes other than income	109.4	109.7
Operating income	800.0	745.6
Allowance for equity funds used during construction	26.0	25.5
Other net periodic benefit expense	10.3	1.6
Other income	17.3	12.5
Other expense	2.6	4.5
Interest expense	225.5	214.4
Income tax expense	105.1	93.2
Net income	$499.8	$469.9
Operating revenues by classification:
Residential	$1,205.8	$1,148.5
Commercial	978.2	839.1
Industrial	265.3	254.1
Oilfield	242.8	227.7
Public authorities and street light	276.1	262.0
System sales revenues	2,968.2	2,731.4
Provision for rate refund	3.0	(3.0)
Integrated market	91.6	74.5
Transmission	159.4	152.9
Other	37.9	29.5
Total operating revenues	$3,260.1	$2,985.3
MWh sales by classification (In millions)
Residential	9.7	9.8
Commercial	12.4	10.5
Industrial	4.1	4.2
Oilfield	4.3	4.4
Public authorities and street light	3.1	3.1
System sales	33.6	32.0
Integrated market	0.8	0.8
Total sales	34.4	32.8
Number of customers	913,305	906,952
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	3.911	2.640
Coal	2.744	3.083
Total fuel	3.343	2.637
Total fuel and purchased power	3.502	3.139
Degree days (A)
Heating - Actual	3,052	2,791
Heating - Normal	3,572	3,568
Cooling - Actual	2,060	2,313
Cooling - Normal	1,890	1,893
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

OG&E's net income increased $29.9 million, or 6.4 percent, in 2025 as compared to 2024. The following section discusses the primary drivers for the increase in net income in 2025 as compared to 2024.

Operating revenues increased $274.8 million, or 9.2 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$183.5
Price variance (B)	66.4
Non-residential demand and related revenues	15.1
New customer growth	11.6
Guaranteed Flat Bill program (C)	7.8
Wholesale transmission revenue	4.8
Other	0.5
Industrial and oilfield sales	(1.5)
Quantity impacts (primarily weather) (D)	(13.4)
Change in operating revenues	$274.8
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
(D)
Decreased primarily due to a decrease of 11 percent in cooling degree days.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $183.5 million, or 17.0 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel expense (A)	$73.5
Purchased power costs:
Purchases from SPP (B)	86.5
Other	7.3
Capacity	4.4
Wind	0.5
Transmission expense	11.3
Change in fuel, purchased power and direct transmission expense	$183.5
(A)
Increased primarily due to higher fuel costs related to the generating assets utilized during 2025.
(B)
Increased primarily due to higher market prices and increased MWhs purchased during 2025.

Other operation and maintenance expense increased $16.9 million, or 3.3 percent, primarily due to an increase in vegetation management activities, resulting from approvals in OG&E's most recent Oklahoma rate review, energy efficiency program activities and uncollectible accounts, partially offset by lower contract technical and construction services driven by the timing of certain projects.

Depreciation and amortization expense increased $20.3 million, or 3.8 percent, primarily due to additional assets being placed into service and increased amortization of certain regulatory assets, partially offset by deferrals of allowable depreciation and amortization expense of $12.7 million to a regulatory asset in accordance with SB 998 as further discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data."

Net other income decreased $1.5 million, or 4.7 percent, primarily due to higher other net periodic benefit cost driven by changes to the level of pension expense included in base rates as a result of OG&E's most recent Oklahoma rate review, partially offset by increased interest income related to the carrying charge for the higher fuel under recovery balance in early 2025.

Interest expense increased $11.1 million, or 5.2 percent, primarily due to the $350.0 million in senior notes issuance in April 2025 and the full year effect of the issuance of $350.0 million in senior notes in August 2024, partially offset by a decrease in other interest expense related to borrowings under OG&E's revolving credit agreement during the second and third quarters of 2024, as well as the deferral of certain interest expense to a regulatory asset in accordance with SB 998.

Income tax expense increased $11.9 million, or 12.8 percent, primarily due to higher pretax income combined with an increase in other nondeductible items.

Liquidity and Capital Resources

Cash Flows

OGE Energy

Year Ended December 31 (In millions)	2025	2024	$ Change	% Change
Net cash provided from operating activities (A)	$1,137.1	$812.8	$324.3	39.9
Net cash used in investing activities (B)	$(1,126.6)	$(1,161.2)	$34.6	(3.0)
Net cash (used in) provided from financing activities (C)	$(10.9)	$348.8	$(359.7)	*

* Change is greater than 100 percent.

(A)
Changed primarily due to increased cash received from customers, including cash related to fuel recoveries, partially offset by increased payments for fuel and purchased power.
(B)
Changed primarily due to timing of power delivery, power supply and enterprise services projects.
(C)
Changed primarily due to a decrease in senior notes issuances in 2025 compared to 2024 and a decrease in commercial paper borrowings, partially offset by the equity issuance in November 2025.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at December 31, 2025 compared to December 31, 2024.

Accounts Receivable and Accrued Unbilled Revenues increased $108.8 million, or 34.5 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage in 2025 compared to 2024 and receivables related to customer connections.

Fuel Inventories decreased $36.3 million, or 24.5 percent, primarily due to net withdrawals of coal and natural gas, as well as a decrease in coal prices.

Fuel Clause Recoveries changed $130.5 million from an under recovery to an over recovery, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets decreased $17.2 million, or 19.3 percent, primarily due to SPP security deposit refunds received during 2025, as well as a decrease in the SPP transmission formula rate true-up.

Short-term debt decreased $177.3 million, or 37.8 percent, primarily due to proceeds from OG&E's $350.0 million senior notes issuance in April 2025 and OGE Energy's equity issuance in November 2025, which proceeds were used to pay down short-term debt, partially offset by increased borrowings for general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper.

Accounts Payable increased $44.9 million, or 14.7 percent, primarily due to timing of vendor payments, partially offset by a decrease in purchased power payables.

Customer Deposits increased $16.1 million, or 14.5 percent, primarily due to an increase in large commercial customers.

Long-Term Debt Due Within One Year decreased $32.4 million, or 100.0 percent, due to the repayment of the Muskogee industrial authority bonds that matured in January 2025.

2025 Capital Requirements, Sources of Financing and Financing Activities

In 2025, OGE Energy's primary sources of capital were cash generated from operations, the proceeds from the issuance of long- and short-term debt and proceeds from the issuance of common stock. Changes in working capital reflect the seasonal nature of OGE Energy's business, the revenue lag between billing and collection from customers and fuel inventories. See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

In addition, OGE Energy's liquidity was further enhanced in 2025 by FSAs, entered into in conjunction with OGE Energy's November 2025 public equity offering, which as of December 31, 2025 could have been physically settled with common shares in exchange for cash of $193.0 million. For more information concerning the FSAs, see Note 8 within "Item 8. Financial Statements and Supplementary Data."

Future Material Cash Requirements

OGE Energy's primary material cash requirements are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements include items such as maturing debt, operating lease obligations, fuel clause under recoveries and other general corporate purposes. Further, working capital requirements can be seasonal. OGE Energy generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings. OGE Energy believes its cash flows from operations, existing borrowing capacity, and access to debt and equity capital markets as needed, should be sufficient to satisfy our material cash requirements over the short-term and long-term.

Capital Expenditures

OGE Energy's estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2026 through 2030 are presented in the following table. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base.

(In millions)	2026	2027	2028	2029	2030	Total
Transmission (A)(B)	$200	$310	$305	$270	$240	$1,325
Oklahoma distribution	585	705	725	775	825	3,615
Arkansas distribution	45	25	25	25	25	145
Generation reliability	245	160	165	165	165	900
Generation capacity projects (C)	180	190	165	65	—	600
Technology, fleet & facilities	130	135	145	145	145	700
Total	$1,385	$1,525	$1,530	$1,445	$1,400	$7,285
(A)
Transmission includes the Fort Smith to Muskogee transmission project discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data," with projected capital expenditures of approximately $70 million in 2026, $80 million in 2027, $65 million in 2028, and $35 million in 2029.
(B)
Capital expenditures associated with the SPP's 2025 Integrated Transmission Plan, including the Seminole to Shreveport Transmission Line that is discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data," will be included in OG&E's capital plan upon final notice to construct acceptances.
(C)
Generation capacity projects include the Tinker Air Force Base, Horseshoe Lake Units 11 and 12, and Horseshoe Lake Units 13 and 14 generation projects. Additional generation capacity projects will be included in OG&E's capital plan when final preapproval orders are received.

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

Contractual Obligations

The following table presents OGE Energy's total contractual obligations for the next five years at December 31, 2025. For further detail of OGE Energy's contractual obligations, which include operating leases, long-term debt and purchase obligations and commitments (including information for maturities beyond the next five years), see Notes 4, 9 and 13, respectively, within "Item 8. Financial Statements and Supplementary Data."

(In millions)	2026	2027	2028	2029	2030	Total
Total contractual obligations	$425.4	$917.6	$768.0	$524.1	$758.6	$3,393.7
Amounts recoverable through fuel adjustment clause and other regulatory mechanisms (A)	(274.0)	(173.1)	(158.0)	(149.4)	(149.5)	(904.0)
Total contractual obligations, net	$151.4	$744.5	$610.0	$374.7	$609.1	$2,489.7
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

Pension and Postretirement Benefit Plans

At December 31, 2025, 14.5 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income and other securities, U.S. Treasury notes and bonds and mutual funds, as presented in Note 11 within "Item 8. Financial Statements and Supplementary Data." During 2025, the actual return on the Pension Plan was $23.3 million, compared to an expected return on plan assets of $16.5 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased. Funding levels are dependent on returns on plan assets and future discount rates. OGE Energy made contributions to its Pension Plan of $13.5 million in 2025 and $10.0 million in 2024. OGE Energy expects to contribute $15.0 million to the Pension Plan in 2026. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2025 and 2024. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data") in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2025	2024	2025	2024	2025	2024
Benefit obligations	$315.2	$303.1	$9.3	$7.0	$90.4	$98.1
Fair value of plan assets	262.2	246.9	—	—	28.4	30.0
Funded status at end of year	$(53.0)	$(56.2)	$(9.3)	$(7.0)	$(62.0)	$(68.1)

Common Stock Dividends

OGE Energy's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. In 2025, the Board of Directors reviewed a recommendation from management of an increase in the quarterly dividend to $0.425 per share from $0.42125 per share and subsequently approved the recommendation to become effective with the dividend payment in October 2025.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the settlement of the FSAs, sales of common stock to the public through public offerings and OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan, or other offerings will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements as of December 31, 2025.

(Dollars in millions)	December 31, 2025
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$867.6
Balance of cash and cash equivalents	$0.2

The following table presents information about OGE Energy's total short-term debt activity for the year ended December 31, 2025.

(Dollars in millions)	Year Ended December 31, 2025
Average balance of short-term debt	$529.9
Weighted-average interest rate of average balance of short-term debt	4.62%
Maximum month-end balance of short-term debt	$766.7

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

In 2026, OG&E expects to issue approximately $300 million in long-term debt to help fund general operating needs.

Security Ratings

	Moody's Investors Service		S&P's Global Ratings		Fitch Ratings
	Rating	Outlook	Rating	Outlook	Rating	Outlook
OG&E Senior Notes	A3	Negative	A-	Negative	A	Stable
OG&E Commercial Paper	P2	Negative	A2	Negative	F2	Stable
OGE Energy Senior Notes	Baa1	Negative	BBB	Stable	BBB+	Stable
OGE Energy Commercial Paper	P2	Negative	A2	Stable	F2	Stable

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

On November 18, 2025, S&P's Global Ratings revised their ratings outlook on OG&E from stable to negative and affirmed their stable ratings outlook on OGE Energy. S&P's Global Ratings indicated the revised outlook for OG&E reflects the elevated wildfire exposure and the mitigation efforts needed to reduce such risks.

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

Common Stock

OGE Energy expects to issue between $15 million to $25 million of common stock from its Automatic Dividend Reinvestment and Stock Purchase Plan in 2026.

In November 2025, OGE Energy entered into a public offering of approximately $397 million (9,226,744 shares) of its common stock, which included 4,613,372 common shares that were issued and sold by OGE Energy to the underwriters and 4,613,372 common shares that are subject to FSAs. Total cash proceeds received in November 2025 related to the public offering was $192.4 million. Settlement of the FSAs, which is at OGE Energy's discretion, is expected to occur no later than 18 months following the completion of the offering.

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

Pension and Postretirement Plan Assumptions

OGE Energy has a Pension Plan that covers certain employees, including OG&E's employees, hired before December 1, 2009. Effective December 1, 2009, OGE Energy's Pension Plan is no longer being offered to employees hired on or after December 1, 2009. OGE Energy also has defined benefit postretirement plans that cover certain employees, including OG&E's employees hired prior to February 1, 2000. Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates, and the level of funding. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The Pension Plan rate assumptions are shown in Note 11 within "Item 8. Financial Statements and Supplementary Data." The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio. The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. Funding levels are dependent on returns on plan assets and future discount rates. Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.

The following table presents the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $2.6 million
Discount rate	+/- 0.25 percent	+/- $4.7 million
Contributions	+/- $10 million	+/- $10.0 million

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

Changes in presidential administrations can result in uncertainty regarding policy or initiatives relating to activities that may affect the environment. In March 2025, the EPA announced that it would begin reconsideration of numerous regulations, including several that apply to OG&E. The EPA has begun this process for certain regulations as described below and must adhere to the legal requirements for enacting, revising, repealing, or replacing agency regulations. Future developments, such as changes in existing laws, introduction of new laws or regulations, or the emergence of new facts or conditions, may result in significant costs for the Registrants.

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

Cross State Air Pollution Rule

In 2015, the EPA updated the ambient air standards for ozone. Although Oklahoma meets these standards, the Clean Air Act requires states to submit implementation plans to the EPA to ensure their emissions do not affect other states. Oklahoma submitted its SIP in 2018. However, in January 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. In response, the Oklahoma Attorney General, the ODEQ and OG&E filed petitions for review in March 2023. A stay on the EPA's disapproval was granted in July 2023. The timing of further action is currently unknown.

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

The EPA has indicated that it intends to reconsider both the SIP disapprovals and the final FIP in a two-phase reconsideration rulemaking. In January 2026, the EPA proposed its "Phase 1" reconsideration of SIP disapprovals for several states. The EPA did not include the disapproved Oklahoma SIP in "Phase 1" but indicated that it intends to address the remaining states, including Oklahoma, in a separate action. The timing of further action is unknown.

New Source Performance Standards

In December 2024, the EPA published in the Federal Register a proposed rule that would revise the new source performance standards regulating NOx and SO2 emissions from new, modified, and reconstructed stationary combustion turbines. OG&E participated with trade associations to submit comments on the proposed rule on April 15, 2025. On January 15, 2026, the EPA published in the Federal Register its final rule establishing NOx emissions standards for several subcategories of stationary combustion turbines based on the size, rates of utilization, design efficiency, and fuel type of these turbines. The rule applies to affected sources constructed, modified, or reconstructed after the December 2024 publication date. As only future, currently unknown activities are affected by this regulation, it is unknown what potential material impacts, if any, there will be from this final action by EPA.

Particulate Matter NAAQS

In February 2024, the EPA issued a final rule resulting from its reconsideration of the primary (health-based) and secondary (welfare-based) NAAQS for PM, which were set in 2013 and which the EPA declined to revise in 2020. The final rule lowers the primary annual PM2.5 NAAQS from 12.0 µg/m3 to 9.0 µg/m3 and retains the other PM standards at their current levels, including the 24-hour PM2.5 NAAQS. The EPA will determine which areas of the country meet the standards, such as making initial attainment and nonattainment designations, no later than two years after new standards are issued. States must develop and submit attainment plans no later than 18 months after the EPA finalizes nonattainment designations.

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

Regional Haze

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units that were in-service at the time would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. The ODEQ submitted a revised SIP to the EPA in August 2022. In February 2026, the EPA proposed to approve the Oklahoma SIP revision, and a 2024 consent decree requires the EPA to take final action no later than December 31, 2026. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

Mercury and Air Toxics Standards

In April 2024, the EPA released the final revised Mercury and Air Toxics Standards regulation with a compliance date in July 2027. A coalition of states, including Oklahoma, challenged this rule in the D.C. Circuit Court and sought a stay, which was denied. This coalition of states then filed an emergency stay application with the U.S. Supreme Court, which was also denied. In April 2025, the EPA extended the compliance deadline to July 8, 2029. In June 2025, the EPA proposed to repeal the revised Mercury and Air Toxics Standards, which would remove the revised emission limit and monitoring requirements. In December 2025, the EPA sent to the OMB for review a rule finalizing the proposed repeal. The potential material impacts, if any, of further actions by the EPA or final action by the D.C. Circuit Court are currently unknown.

Greenhouse Gas

OG&E monitors developments in federal greenhouse gas (“GHG”) emissions regulations applicable to fossil fuel-fired electric generating units. Changes in legal standards, including the implementation of rules for the power sector finalized by the EPA in 2024 or the adoption of new regulations, could require significant capital investment and compliance expenditures. If such costs are not recoverable through regulated rates, OG&E’s financial position, results of operations, and cashflows could be materially affected.

In May 2024, the EPA issued final rules establishing (i) emission guidelines under Section 111(d) of the Clean Air Act for existing fossil fuel-fired steam generating units and (ii) revised standards of performance under Section 111(b) for new natural gas-fired combustion turbines. Under these rules, existing coal-fired units that intend to operate beyond 2039 must achieve 90 percent carbon capture by 2032. Units that plan to operate until 2039 must co-fire with natural gas at 40 percent by 2030. Units that retire by 2032 are exempt from these requirements. State compliance plans reflecting affected unit owners’ compliance decisions are required to be submitted to the EPA by May 2026.

OG&E’s existing natural gas-fired boilers satisfy the new standards and therefore require no additional compliance measures other than reporting. For new natural gas-fired combustion turbines commencing construction after May 23, 2023, the 2024 GHG rules establish three subcategories—baseload, intermediate-load, and low-load—based on capacity factor thresholds, all of which are subject to efficiency requirements. Baseload units, defined as units with capacity factors greater than 40 percent, are also required to achieve 90 percent CO₂ capture by January 1, 2032.

Significant litigation related to these 2024 GHG rules is ongoing. In February 2025, the D.C. Circuit placed the litigation in abeyance at the EPA’s request while the agency reconsiders the 2024 GHG rules.

In June 2025, the EPA proposed to repeal the 2024 GHG rules for both existing and new units or, alternatively, to repeal the 2024 GHG rules for existing units and rescind the carbon capture requirements applicable to new combustion turbines. OG&E submitted comments on the 2025 proposed rules individually and through trade associations. Although the EPA has initiated reconsideration and proposed repeal, the 2024 power sector GHG rules have not been stayed, and future compliance timelines remain in effect. If the new emission standards and guidelines are implemented, compliance costs could be significant. OG&E continues to monitor these developments and plan for compliance with 2024 GHG rules standards currently in effect.

Separately, in February 2026, the EPA released a final rule that rescinds the agency’s 2009 Endangerment Finding, which determined that GHG emissions endanger public health and welfare. While rescinding the Endangerment Finding would not directly alter the 2024 GHG regulations, it may result in increased regulatory uncertainty for the power sector as future generation needs are considered.

OG&E cannot predict the outcome of the EPA’s reconsideration process, the proposed repeal, or the pending litigation. However, the 2024 GHG rules remain in effect and could result in material compliance obligations and associated costs. OG&E continues to monitor these regulatory developments and evaluate potential impacts on its operations.

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

Ash from OG&E's River Valley, Muskogee and Sooner facilities is recovered and reused off-site in various ways, including soil stabilization, landfill cover, road base construction and cement and concrete production. Reusing fly ash reduces the need to manufacture cement resulting in reductions in greenhouse gas emissions from cement and concrete production.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 2025, OG&E obtained refunds of $2.2 million from the recycling of scrap metal, salvaged transformers and used transformer oil. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

Water

OG&E's operations are subject to the Federal Clean Water Act and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and federal waters.

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. In April 2024, the EPA released a supplemental effluent limitations guidelines rule. OG&E's installation of dry bottom ash handling technology at an affected facility complies with the 2024 rule requiring facilities to cease discharging bottom ash transport water. OG&E is evaluating compliance options at another affected facility, and in December 2025, the EPA published a final rule revising the deadline to cease bottom ash transport water discharge to December 31, 2034.

OG&E has made investments in its infrastructure at Redbud and McClain that have led to OG&E's use of treated municipal effluent for cooling water at each plant, which offsets the need for fresh water as cooling water, making fresh water available for other beneficial uses like drinking water, irrigation and recreation.

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

Risk Oversight Committee

The Registrants manage market risks using a risk committee structure. OGE Energy's Risk Oversight Committee, which consists of the Chief Financial Officer, other corporate officers and members of management, is responsible for the overall development, implementation and enforcement of strategies and policies for all significant risk management activities of the Registrants. In 2025, this committee and the Registrants' management applied a holistic perspective of risk assessment and application of its strategies and policies to manage the Registrants' overall financial performance. The Chief Financial Officer, acting in his role as the principal financial officer and as a member of the Risk Oversight Committee, reports periodically to the Audit Committee of OGE Energy's Board of Directors on the Registrants' risk profile affecting anticipated financial results, including any significant risk issues. The Audit Committee updates the Board of Directors regarding the company's risk management practices and the steps management has taken to monitor and control applicable risks.

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

Year Ended December 31 (Dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Total	12/31/25 Fair Value
OGE Energy (holding company) fixed-rate debt (A):
Principal amount	$—	$—	$—	$350.0	$—	$—	$350.0	$362.5
Weighted-average interest rate	—%	—%	—%	5.45%	—%	—%	5.45%
OGE Energy (holding company) variable-rate debt (A):
Principal amount	$—	$60.0	$—	$—	$—	$—	$60.0	$60.0
Weighted-average interest rate	—%	4.89%	—%	—%	—%	—%	4.89%
OG&E fixed-rate debt (A):
Principal amount	$—	$125.0	$500.0	$—	$600.0	$3,671.5	$4,896.5	$4,653.8
Weighted-average interest rate	—%	6.65%	4.34%	—%	3.28%	5.08%	4.82%
OG&E variable-rate debt (B):
Principal amount	$—	$56.0	$—	$—	$—	$47.0	$103.0	$103.0
Weighted-average interest rate	—%	2.40%	—%	—%	—%	2.40%	2.40%
(A)
Prior to or when these debt obligations mature, the Registrants may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.
(B)
A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.0 million annually.

Item 8. Financial Statements and Supplementary Data.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In millions except per share data)	2025	2024	2023
OPERATING REVENUES
Revenues from contracts with customers	$3,190.9	$2,916.6	$2,607.3
Other revenues	69.2	68.7	67.0
Operating revenues	3,260.1	2,985.3	2,674.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	1,259.9	1,076.4	911.7
OPERATING EXPENSES
Other operation and maintenance	531.6	514.4	502.6
Depreciation and amortization	559.8	539.5	506.6
Taxes other than income	109.4	109.7	103.2
Operating expenses	1,200.8	1,163.6	1,112.4
OPERATING INCOME	799.4	745.3	650.2
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	26.0	25.5	19.4
Other net periodic benefit (expense) income	(11.0)	(2.2)	5.6
Other income	39.4	30.6	48.2
Other expense	(23.0)	(24.1)	(29.0)
Net other income	31.4	29.8	44.2
INTEREST EXPENSE
Interest on long-term debt	261.0	228.3	205.0
Allowance for borrowed funds used during construction	(15.8)	(14.6)	(7.1)
Interest on short-term debt and other interest charges	25.1	40.8	23.5
Interest expense	270.3	254.5	221.4
INCOME BEFORE TAXES	560.5	520.6	473.0
INCOME TAX EXPENSE	89.8	79.1	56.2
NET INCOME	$470.7	$441.5	$416.8
BASIC AVERAGE COMMON SHARES OUTSTANDING	201.9	200.8	200.3
DILUTED AVERAGE COMMON SHARES OUTSTANDING	202.5	201.3	200.9
BASIC EARNINGS PER AVERAGE COMMON SHARE	$2.33	$2.20	$2.08
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$2.32	$2.19	$2.07

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2025	2024	2023
Net income	$470.7	$441.5	$416.8
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.1, $0.1 and $0.1, respectively	0.2	0.2	0.2
Amortization of deferred net loss, net of tax of $0.1, $0.1 and $0.2, respectively	0.3	0.2	0.9
Net (loss) gain arising during the period, net of tax of $(0.5), $0.0 and $1.0, respectively	(1.7)	(0.2)	3.3
Regulatory classification of certain pension costs, net of tax of $0.0, $1.2 and $0.0, respectively	—	3.9	—
Settlement cost, net of tax of $0.0, $0.0 and $0.4, respectively	—	—	1.2
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $(0.1), $(0.1) and $(0.1), respectively	(0.1)	(0.1)	(0.1)
Net gain (loss) arising during the period, net of tax of $0.4, $0.2 and $(0.2), respectively	1.4	0.5	(0.8)
Other comprehensive income, net of tax	0.1	4.5	4.7
Comprehensive income	$470.8	$446.0	$421.5

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$470.7	$441.5	$416.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	559.8	539.5	506.6
Deferred income taxes and other tax credits, net	59.5	15.6	11.6
Allowance for equity funds used during construction	(26.0)	(25.5)	(19.4)
Stock-based compensation expense	14.0	11.7	13.1
Regulatory assets	(66.9)	(52.4)	(92.1)
Regulatory liabilities	0.5	(2.8)	(12.2)
Other assets	(32.5)	(16.8)	—
Other liabilities	39.4	30.6	5.0
Other	(8.7)	—	—
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(108.8)	(33.6)	42.8
Income taxes receivable	(37.3)	18.2	2.5
Fuel, materials and supplies inventories	81.9	25.7	(122.8)
Fuel recoveries	130.5	(123.9)	535.4
Other current assets	17.1	(30.1)	44.6
Accounts payable	34.9	(14.7)	(136.3)
Other current liabilities	9.0	29.8	36.7
Net cash provided from operating activities	1,137.1	812.8	1,232.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,054.4)	(1,090.9)	(1,178.2)
Cost of removal and other	(72.2)	(70.3)	(93.9)
Net cash used in investing activities	(1,126.6)	(1,161.2)	(1,272.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	344.4	706.3	788.3
Payment of long-term debt	(32.6)	(0.1)	(1,000.1)
(Decrease) increase in short-term debt	(177.3)	(29.9)	499.2
Dividends paid on common stock	(341.9)	(338.5)	(333.2)
Proceeds (costs) from issuance of common stock	203.8	17.1	—
Cash paid for employee equity-based compensation	(7.3)	(6.1)	(2.3)
Net cash (used in) provided from financing activities	(10.9)	348.8	(48.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.4)	0.4	(87.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.6	0.2	88.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.2	$0.6	$0.2
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $15.8, $14.6 and $7.1, respectively)	$268.7	$251.1	$202.4
Federal income taxes (net of income tax refunds)	$73.9	$44.0	$44.0
State income taxes (net of income tax refunds)	$1.2	$(7.1)	$(2.5)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$3.4	$6.4	$0.7
Tinker Air Force Base distribution assets purchase	$—	$2.6	$—

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$0.6
Accounts receivable, less reserve of $4.1 and $2.0, respectively	347.8	240.6
Accrued unbilled revenues	76.2	74.6
Income taxes receivable	37.3	—
Fuel inventories	112.0	148.3
Materials and supplies, at average cost	212.7	229.4
Fuel clause under recoveries	—	112.7
Other	71.7	88.9
Total current assets	857.9	895.1
OTHER PROPERTY AND INVESTMENTS
Other	129.4	124.2
Total other property and investments	129.4	124.2
PROPERTY, PLANT AND EQUIPMENT
In service	17,203.0	16,254.6
Construction work in progress	744.9	814.2
Total property, plant and equipment	17,947.9	17,068.8
Less: accumulated depreciation	5,217.5	4,982.2
Net property, plant and equipment	12,730.4	12,086.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	557.2	568.1
Other	95.6	42.0
Total deferred charges and other assets	652.8	610.1
TOTAL ASSETS	$14,370.5	$13,716.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2025	2024
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$292.0	$469.3
Accounts payable	350.6	305.7
Dividends payable	87.6	84.7
Customer deposits	127.2	111.1
Accrued taxes	53.0	58.8
Accrued interest	68.8	63.8
Accrued compensation	54.3	53.0
Long-term debt due within one year	—	32.4
Fuel clause over recoveries	27.1	9.3
Other	33.5	41.7
Total current liabilities	1,094.1	1,229.8
LONG-TERM DEBT	5,369.2	5,020.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	164.4	170.9
Deferred income taxes	1,489.3	1,371.1
Deferred investment tax credits	9.8	10.6
Regulatory liabilities	957.1	1,016.4
Other	309.3	255.4
Total deferred credits and other liabilities	2,929.9	2,824.4
Total liabilities	9,393.2	9,075.1
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,378.4	1,167.9
Retained earnings	3,601.5	3,475.7
Accumulated other comprehensive loss, net of tax	(2.6)	(2.7)
Total stockholders' equity	4,977.3	4,640.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,370.5	$13,716.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2025	2024
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 206.1 shares and 201.0 shares, respectively		$2.1	$2.0
Premium on common stock		1,376.3	1,165.9
Retained earnings		3,601.5	3,475.7
Accumulated other comprehensive loss, net of tax		(2.6)	(2.7)
Total stockholders' equity		4,977.3	4,640.9

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
4.89% - 5.53%	Term Loan Due May 24, 2027	60.0	60.0
5.45%	Senior Notes, Series Due May 15, 2029	350.0	350.0
Senior Notes - OG&E
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.40%	Senior Notes, Series Due January 15, 2033	450.0	450.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
5.60%	Senior Notes, Series Due April 1, 2053	700.0	700.0
5.80%	Senior Notes, Series Due April 1, 2055	350.0	—
4.00%	Tinker Debt, Due August 31, 2062	11.5	11.7

Other Bonds - OG&E
	Muskogee Industrial Authority, January 1, 2025	—	32.4
1.65% - 4.60%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
1.80% - 4.60%	Garfield Industrial Authority, October 1, 2039	47.0	47.0
Unamortized debt expense		(33.4)	(32.9)
Unamortized discount		(6.9)	(5.9)
Total long-term debt		5,369.2	5,053.3
Less: long-term debt due within one year		—	32.4
Total long-term debt (excluding long-term debt due within one year)		5,369.2	5,020.9
Total capitalization (including long-term debt due within one year)		$10,346.5	$9,694.2

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Premium on Common	Retained	Accumulated Other Comprehensive (Loss)
(In millions)	Shares	Value	Shares	Value	Stock	Earnings	Income	Total
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	416.8	—	416.8
Other comprehensive income, net of tax	—	—	—	—	—	—	4.7	4.7
Dividends declared on common stock ($1.6646 per share)	—	—	—	—	—	(334.0)	—	(334.0)
Stock-based compensation	0.1	—	—	0.1	10.6	—	—	10.7
Balance at December 31, 2023	200.3	$2.0	—	$—	$1,143.1	$3,373.7	$(7.2)	$4,511.6
Net income	—	—	—	—	—	441.5	—	441.5
Other comprehensive income, net of tax	—	—	—	—	—	—	4.5	4.5
Dividends declared on common stock ($1.6789 per share)	—	—	—	—	—	(339.5)	—	(339.5)
Issuance of common stock	0.5	—	—	—	17.1	—	—	17.1
Stock-based compensation	0.2	—	—	—	5.7	—	—	5.7
Balance at December 31, 2024	201.0	$2.0	—	$—	$1,165.9	$3,475.7	$(2.7)	$4,640.9
Net income	—	—	—	—	—	470.7	—	470.7
Other comprehensive income, net of tax	—	—	—	—	—	—	0.1	0.1
Dividends declared on common stock ($1.6925 per share)	—	—	—	—		(344.9)	—	(344.9)
Issuance of common stock	4.9	0.1	—	—	203.7	—	—	203.8
Stock-based compensation	0.2	—	—	—	6.7	—	—	6.7
Balance at December 31, 2025	206.1	$2.1	—	$—	$1,376.3	$3,601.5	$(2.6)	$4,977.3

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2025	2024	2023
OPERATING REVENUES
Revenues from contracts with customers	$3,190.9	$2,916.6	$2,607.3
Other revenues	69.2	68.7	67.0
Operating revenues	3,260.1	2,985.3	2,674.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	1,259.9	1,076.4	911.7
OPERATING EXPENSES
Other operation and maintenance	531.0	514.1	505.0
Depreciation and amortization	559.8	539.5	506.6
Taxes other than income	109.4	109.7	99.4
Operating expenses	1,200.2	1,163.3	1,111.0
OPERATING INCOME	800.0	745.6	651.6
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	26.0	25.5	19.4
Other net periodic benefit (expense) income	(10.3)	(1.6)	6.5
Other income	17.3	12.5	23.9
Other expense	(2.6)	(4.5)	(6.3)
Net other income	30.4	31.9	43.5
INTEREST EXPENSE
Interest on long-term debt	237.8	212.0	200.4
Allowance for borrowed funds used during construction	(15.8)	(14.6)	(7.1)
Interest on short-term debt and other interest charges	3.5	17.0	6.6
Interest expense	225.5	214.4	199.9
INCOME BEFORE TAXES	604.9	563.1	495.2
INCOME TAX EXPENSE	105.1	93.2	68.8
NET INCOME	499.8	469.9	426.4
Other comprehensive income, net of tax	—	—	—
COMPREHENSIVE INCOME	$499.8	$469.9	$426.4

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$499.8	$469.9	$426.4
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	559.8	539.5	506.6
Deferred income taxes and other tax credits, net	61.7	16.8	15.4
Allowance for equity funds used during construction	(26.0)	(25.5)	(19.4)
Stock-based compensation expense	14.0	11.7	3.1
Regulatory assets	(66.9)	(52.4)	(92.1)
Regulatory liabilities	0.5	(2.8)	(12.2)
Other assets	(37.9)	(9.8)	4.7
Other liabilities	36.8	28.0	0.3
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(108.7)	(33.2)	42.1
Fuel, materials and supplies inventories	81.9	25.7	(122.8)
Fuel recoveries	130.5	(123.9)	535.4
Other current assets	11.7	(36.5)	51.1
Accounts payable	66.4	(0.3)	(131.1)
Income taxes payable - parent	(47.6)	23.8	9.4
Other current liabilities	15.2	30.8	34.6
Net cash provided from operating activities	1,191.2	861.8	1,251.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,054.4)	(1,090.9)	(1,178.2)
Cost of removal	(70.3)	(67.5)	(91.0)
Net cash used in investing activities	(1,124.7)	(1,158.4)	(1,269.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	344.4	350.5	788.8
Payment of long-term debt	(32.6)	(0.1)	(500.1)
Changes in advances with parent	(148.3)	(53.8)	229.2
Capital contribution from OGE Energy	150.0	—	—
Dividends paid on common stock	(380.0)	—	(500.0)
Net cash (used in) provided from financing activities	(66.5)	296.6	17.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	0.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	0.2	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.2	$0.2	$0.2
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $15.8, $14.6 and $7.1, respectively)	$216.9	$206.3	$180.7
Federal income taxes (net of income tax refunds)	$90.7	$51.9	$43.5
State income taxes (net of income tax refunds)	$1.2	$0.1	$0.7
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$3.4	$6.4	$0.7
Tinker Air Force Base distribution assets purchase	$—	$2.6	$—

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

BALANCE SHEETS

December 31 (In millions)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, less reserve of $4.1 and $2.0, respectively	347.2	240.1
Accrued unbilled revenues	76.2	74.6
Advances to parent	78.3	—
Fuel inventories	112.0	148.3
Materials and supplies, at average cost	212.7	229.4
Fuel clause under recoveries	—	112.7
Other	71.5	83.2
Total current assets	898.1	888.5
OTHER PROPERTY AND INVESTMENTS	4.1	4.5
PROPERTY, PLANT AND EQUIPMENT
In service	17,196.9	16,248.5
Construction work in progress	744.9	814.2
Total property, plant and equipment	17,941.8	17,062.7
Less: accumulated depreciation	5,217.5	4,982.2
Net property, plant and equipment	12,724.3	12,080.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	557.2	568.1
Other	93.8	39.7
Total deferred charges and other assets	651.0	607.8
TOTAL ASSETS	$14,277.5	$13,581.3

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

BALANCE SHEETS (Continued)

December 31 (In millions)	2025	2024
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$348.7	$272.2
Advances from parent	—	247.6
Customer deposits	127.2	111.1
Accrued taxes	52.3	51.4
Accrued interest	66.4	61.4
Accrued compensation	54.3	53.0
Long-term debt due within one year	—	32.4
Fuel clause over recoveries	27.1	9.3
Other	33.5	41.8
Total current liabilities	709.5	880.2
LONG-TERM DEBT	4,961.7	4,614.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	93.2	102.2
Deferred income taxes	1,531.3	1,410.7
Deferred investment tax credits	9.8	10.6
Regulatory liabilities	957.1	1,016.4
Other	274.7	220.5
Total deferred credits and other liabilities	2,866.1	2,760.4
Total liabilities	8,537.3	8,254.9
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,753.5	1,589.5
Retained earnings	3,986.7	3,736.9
Total stockholder's equity	5,740.2	5,326.4
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,277.5	$13,581.3

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2025	2024
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		1,652.6	1,488.6
Retained earnings		3,986.7	3,736.9
Total stockholder's equity		5,740.2	5,326.4

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.40%	Senior Notes, Series Due January 15, 2033	450.0	450.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
5.60%	Senior Notes, Series Due April 1, 2053	700.0	700.0
5.80%	Senior Notes, Series Due April 1, 2055	350.0	—
4.00%	Tinker Debt, Due August 31, 2062	11.5	11.7

Other Bonds
	Muskogee Industrial Authority, January 1, 2025	—	32.4
1.65% - 4.60%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
1.80% - 4.60%	Garfield Industrial Authority, October 1, 2039	47.0	47.0
Unamortized debt expense		(31.2)	(29.9)
Unamortized discount		(6.6)	(5.5)
Total long-term debt		4,961.7	4,646.7
Less: long-term debt due within one year		—	32.4
Total long-term debt (excluding long-term debt due within one year)		4,961.7	4,614.3
Total capitalization (including long-term debt due within one year)		$10,701.9	$9,973.1

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock
(In millions)	Shares Outstanding	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	426.4	426.4
Dividends declared on common stock	—	—	—	(500.0)	(500.0)
Stock-based compensation	—	—	3.1	—	3.1
Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7
Net income	—	—	—	469.9	469.9
Dividends declared on common stock	—	—	—	(130.0)	(130.0)
Stock-based compensation	—	—	11.8	—	11.8
Balance at December 31, 2024	40.4	$100.9	$1,488.6	$3,736.9	$5,326.4
Net income	—	—	—	499.8	499.8
Capital contribution from OGE Energy	—	—	150.0	—	150.0
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	14.0	—	14.0
Balance at December 31, 2025	40.4	$100.9	$1,652.6	$3,986.7	$5,740.2

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

December 31 (In millions)	2025	2024
REGULATORY ASSETS
Current:
SPP cost tracker under recoveries (A)	$7.1	$—
Oklahoma fuel clause under recoveries	—	112.7
Oklahoma Energy Efficiency Rider under recoveries (A)	—	7.0
Other (A)	4.3	3.8
Total current regulatory assets	$11.4	$123.5
Non-current:
Oklahoma deferred storm expenses	$224.7	$244.3
Pension tracker	88.7	94.7
Benefit obligations regulatory asset	85.6	90.8
Arkansas Winter Storm Uri costs	54.2	63.0
Oklahoma SB 998 deferred costs, net	22.9	—
Oklahoma SAP S/4 HANA deferred expenses	16.5	14.3
Sooner Dry Scrubbers	15.5	16.4
Oklahoma vegetation management program deferred costs	13.9	6.4
Arkansas deferred pension expenses	9.3	11.0
Arkansas capacity power purchase agreements	6.7	3.5
Unamortized loss on reacquired debt	5.5	6.3
COVID-19 impacts	4.1	5.4
Other	9.6	12.0
Total non-current regulatory assets	$557.2	$568.1
REGULATORY LIABILITIES
Current:
Oklahoma fuel clause over recoveries	$15.7	$—
Arkansas fuel clause over recoveries	11.4	9.3
Oklahoma Energy Efficiency Rider over recoveries (B)	5.8	—
Oklahoma Investment Tax Credit over recoveries (B)	2.0	6.1
Other (B)	—	4.9
Total current regulatory liabilities	$34.9	$20.3
Non-current:
Income taxes refundable to customers, net	$718.9	$780.8
Accrued removal obligations, net	234.7	231.9
Other	3.5	3.7
Total non-current regulatory liabilities	$957.1	$1,016.4
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

The following table presents a summary of the components of the benefit obligations regulatory asset.

December 31 (In millions)	2025	2024
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$74.0	$76.5
Postretirement Benefit Plans:
Net loss	11.6	14.3
Total	$85.6	$90.8

As approved by the APSC, OG&E is amortizing the deferred costs related to Winter Storm Uri over 10 years using a weighted average cost of capital as a carrying charge.

As discussed below, SB 998 became effective August 29, 2025. This legislation allows OG&E to establish a regulatory asset to defer 90 percent of depreciation expense and debt return associated with qualified plant investments, that are not classified as transmission or new generation, for recovery over an allowed 20-year period in a future rate filing. OG&E began deferring costs for qualified plant investments in September 2025.

As approved by the OCC, OG&E established a regulatory asset to defer the Oklahoma jurisdictional portion of operation and maintenance costs associated with OG&E's SAP S/4 HANA enterprise resource planning system project. As approved in the most recent Oklahoma general rate review, a portion of these costs is being recovered over five years with the remaining portion being included for consideration in a future rate proceeding.

As approved by the OCC, OG&E deferred the non-fuel incremental operation and maintenance expenses, depreciation, debt cost associated with the capital investment and related ad valorem taxes for the Dry Scrubbers at Sooner Units 1 and 2 as a regulatory asset, and these costs are being recovered over 25 years.

As approved in the most recent Oklahoma general rate review, OG&E includes in expense any Oklahoma vegetation management operation and maintenance expenses up to $38.2 million annually and defers to a regulatory asset up to $7.5 million annually in additional expenses. These costs will be included for consideration in a future rate proceeding.

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

OG&E recovers program costs related to the Energy Efficiency Program in Oklahoma through the Energy Efficiency Rider, which operates on a five-year program cycle. The current program cycle, which runs through 2029, includes recovery of (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments.

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

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $4.1 million and $2.0 million at December 31, 2025 and 2024, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas, oil and alternative fuel. OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles. OG&E held $112.0 million and $148.3 million of fuel inventory at December 31, 2025 and 2024, respectively.

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

December 31, 2025 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$254.6	$81.6	$173.0
Redbud Plant (A)(B)	51%	$582.1	$261.1	$321.0
(A)
Construction work in progress was $0.1 million and $25.8 million for the McClain and Redbud Plants, respectively.
(B)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $94.7 million.

December 31, 2024 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$244.4	$75.8	$168.6
Redbud Plant (A)(B)	51%	$556.7	$247.7	$309.0
(A)
Construction work in progress was $0.8 million and $5.1 million for the McClain and Redbud Plants, respectively.
(B)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $89.3 million.

The following tables present the Registrants' major classes of property, plant and equipment and related accumulated depreciation.

December 31, 2025 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OG&E:
Distribution assets	$7,075.1	$1,744.3	$5,330.8
Electric generation assets (A)	5,873.5	2,285.0	3,588.5
Transmission assets (B)	3,524.8	781.1	2,743.7
Intangible plant	2.5	0.7	1.8
Other property and equipment	1,465.9	406.4	1,059.5
OG&E property, plant and equipment	17,941.8	5,217.5	12,724.3
Non-OG&E property, plant and equipment	6.1	—	6.1
Total OGE Energy property, plant and equipment	$17,947.9	$5,217.5	$12,730.4
(A)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $94.7 million.
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

OG&E's unamortized computer software costs were $631.7 million and $280.9 million at December 31, 2025 and 2024, respectively. OG&E's amortization expense for computer software costs was $44.4 million, $32.7 million and $33.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, and in such table above, unamortized software costs are included within the various functional areas to which the software relates, with the majority of the costs categorized within other property and equipment. At December 31, 2024, and in such table above, unamortized computer software costs are included in intangible plant. The increase in unamortized computer software costs was primarily due to a new enterprise resource planning system implementation in 2025.

Depreciation and Amortization

Depreciation expense was $442.5 million, $436.6 million and $421.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The provision for depreciation, which was 2.7 percent, 2.8 percent and 2.8 percent of the average depreciable utility plant for 2025, 2024 and 2023, respectively, is calculated using the straight-line method over the estimated service life of the associated assets. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2026, the provision for depreciation is projected to be 2.7 percent of the average depreciable utility plant.

Amortization of intangible and software assets is calculated using the straight-line method. Of the remaining related amortizable plant balance at December 31, 2025, 36.81 percent will be amortized over 13.1 years, 62.90 percent will be amortized over 19.5 years, and the remaining 0.29 percent will be amortized over 23.4 years.

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

The following table presents changes to OG&E's asset retirement obligations during the years ended December 31, 2025 and 2024.

(In millions)	2025	2024
Balance at January 1	$84.6	$81.3
Accretion expense	0.8	0.9
Liabilities settled (A)	(7.6)	(0.2)
Revisions in estimated cash flows (B)	—	2.6
Balance at December 31	$77.8	$84.6
(A)
Asset retirement obligations were settled for asbestos removal at OG&E's generating facilities.
(B)
Assumptions changed due to new removal estimates related to wind turbine removal at three of OG&E's wind farms in 2024.

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost. OG&E had $21.8 million and $30.2 million in accrued environmental liabilities at December 31, 2025 and 2024, respectively, which are included in OG&E's asset retirement obligations.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to Net Other Income and a reduction to Interest Expense in the statements of income and as an increase to Construction Work in Progress in the balance sheets. Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds. Allowance for funds used during construction rates, compounded semi-annually, were 7.1 percent, 7.1 percent and 7.0 percent for the years ended December 31, 2025, 2024 and 2023, respectively.

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

OGE Energy charged operating costs to OG&E of $148.3 million during the year ended December 31, 2023. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024. In 2025, 2024 and 2023, OG&E declared $250.0 million, $130.0 million and $500.0 million of dividends, respectively, to OGE Energy.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during 2025 and 2024. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Prior Service Cost (Credit)	Net Gain (Loss)	Total
Balance at December 31, 2023	$(12.1)	$(0.8)	$5.7	$(7.2)
Other comprehensive income (loss) before reclassifications	(0.2)	—	0.5	0.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	0.2	(0.1)	0.3
Regulatory classification of certain pension costs	3.9	—	—	3.9
Net current period other comprehensive income (loss)	3.9	0.2	0.4	4.5
Balance at December 31, 2024	(8.2)	(0.6)	6.1	(2.7)
Other comprehensive income (loss) before reclassifications	(1.7)	—	1.4	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	0.2	(0.1)	0.4
Net current period other comprehensive income (loss)	(1.4)	0.2	1.3	0.1
Balance at December 31, 2025	$(9.6)	$(0.4)	$7.4	$(2.6)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the years ended December 31, 2025 and 2024.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Year Ended December 31,
(In millions)	2025	2024
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.4)	$(0.3)	(A)
Prior service cost	(0.3)	(0.3)	(A)
	(0.7)	(0.6)	Income Before Taxes
	(0.2)	(0.2)	Income Tax Expense
	$(0.5)	$(0.4)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.2	$0.2	(A)
	0.2	0.2	Income Before Taxes
	0.1	0.1	Income Tax Expense
	$0.1	$0.1	Net Income

Total reclassifications for the period, net of tax	$(0.4)	$(0.3)	Net Income
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

Arkansas

In March 2025, Act 373 was signed into law by the Governor of Arkansas. Act 373 enables rate-regulated retail electric providers, such as OG&E, to receive CWIP recovery of "strategic investments," including (i) new electric generating facilities, including transportation and storage facilities for associated fuel, (ii) upgrades, expansions, or fuel conversions of electric generating facilities, including transportation and storage facilities for associated fuel, and (iii) new or upgraded electric transmission facilities, including substations. All projects are subject to review and approval by the APSC. Act 373 further authorizes use of a rider to recover approved strategic investments that are not being recovered through previously approved rates, upon approval of the project by the APSC.

2. Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, "Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update require public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Further, the amendments require entities to disclose on an annual basis income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The Registrants adopted this standard effective January 1, 2025. The presentation of certain prior year information in the supplemental cash flow statement information and within Note 7 have been adjusted to align with current year disclosure changes resulting from the Registrants' adoption of ASU 2023-09.

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

	Year Ended December 31,
(In millions)	2025	2024	2023
Residential	$1,172.1	$1,116.4	$1,008.6
Commercial	955.7	816.5	666.7
Industrial	260.1	248.6	235.2
Oilfield	241.5	225.7	210.0
Public authorities and street light	269.6	255.5	228.6
System sales revenues	2,899.0	2,662.7	2,349.1
Provision for rate refund and tax refund	3.0	(3.0)	2.0
Integrated market	91.6	74.5	71.6
Transmission	159.4	152.9	143.0
Other	37.9	29.5	41.6
Revenues from contracts with customers	$3,190.9	$2,916.6	$2,607.3

4. Leases

Based on their evaluation of all contracts under ASC 842, as described in Note 1, the Registrants concluded they have operating lease obligations as described below.

OG&E Railcar Lease Agreement

Effective February 1, 2024, OG&E renewed its railcar lease agreement for 770 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recoverable through OG&E's fuel adjustment clauses. On February 1, 2029, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement, it would be responsible for the difference between the actual fair value of the railcars and the stipulated fair market value, up to a maximum of $3.2 million. OG&E held an additional railcar lease agreement for 135 rotary gondola railcars to transport coal with a term of October 1, 2022 to December 31, 2025, which was not renewed.

OG&E Wind Farm Land Lease Agreements

OG&E has operating leases related to land for OG&E's Centennial, OU Spirit and Crossroads wind farms with terms of seven to 11 years remaining, depending on the lease. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. While lease liabilities are not remeasured as a result of changes to the Consumer Price Index, changes to the Consumer Price Index are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The OU Spirit and Crossroads leases each have rent escalations which increase after five and ten years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their useful life.

Financial Statement Information and Maturity Analysis of Lease Liabilities

The following tables present amounts recognized for operating leases in the Registrants' statements of income, statements of cash flows and balance sheets and supplemental information related to those amounts recognized.

OGE Energy and OG&E	Year Ended December 31,
(In millions)	2025	2024	2023
Operating lease cost	$5.2	$4.7	$6.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.9	$4.5	$5.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5.7	$—

OGE Energy and OG&E
(Dollars in millions)	December 31, 2025	December 31, 2024
Right-of-use assets at period end (A)	$25.0	$28.3
Operating lease liabilities at period end (B)	$29.2	$32.7
Operating lease weighted-average remaining lease term (in years)	9.0	9.7
Operating lease weighted-average discount rate	4.1%	4.2%
(A)
Included in Property, Plant and Equipment in the Registrants' balance sheets.
(B)
Included in Other Deferred Credits and Other Liabilities in the Registrants' balance sheets.

The following table presents a maturity analysis of the Registrants' operating lease liabilities.

OGE Energy and OG&E
Future minimum operating lease payments as of December 31:
(In millions)
2026	$4.3
2027	4.3
2028	4.3
2029	3.2
2030	3.5
Thereafter	16.1
Total future minimum lease payments	35.7
Less: Imputed interest	6.5
Present value of net minimum lease payments	$29.2

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

The Registrants had no financial instruments measured at fair value on a recurring basis at December 31, 2025 and 2024. The following table presents the carrying amount and fair value of the Registrants' financial instruments at December 31, 2025 and 2024, as well as the classification level within the fair value hierarchy.

	2025		2024
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$347.6	$362.5	$346.9	$355.7	Level 2
OGE Energy Term Loan	$59.9	$60.0	$59.7	$60.0	Level 2
OG&E Senior Notes	$4,847.2	$4,644.7	$4,499.6	$4,174.9	Level 2
OG&E Industrial Authority Bonds	$103.0	$103.0	$135.4	$135.4	Level 2
OG&E Tinker Debt	$11.5	$9.1	$11.7	$9.0	Level 3

6. Stock-Based Compensation

In 2022, OGE Energy adopted, and its shareholders approved, the 2022 Stock Incentive Plan. The 2022 Stock Incentive Plan replaced the 2013 Stock Incentive Plan, and no further awards will be granted under the 2013 Stock Incentive Plan; however, as noted below, outstanding awards under the 2013 Stock Incentive Plan were settled in 2023, 2024 and 2025. Under the 2022 Stock Incentive Plan, restricted stock, restricted stock units, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries, including OG&E. OGE Energy has authorized the issuance of up to 8,417,755 shares under the 2022 Stock Incentive Plan.

The tables designated as "OGE Energy" within this Note 6 include the OG&E standalone activity, as OGE Energy represents consolidated results. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the years ended December 31, 2025, 2024 and 2023 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2025	2024	2023	2025	2024	2023
Performance units	$9.6	$7.9	$9.3	$9.6	$7.9	$2.2
Restricted stock units	4.4	3.8	3.8	4.4	3.8	0.9
Total compensation expense	$14.0	$11.7	$13.1	$14.0	$11.7	$3.1
Income tax benefit	$3.4	$2.8	$3.2	$3.4	$2.8	$0.7

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

During the year ended December 31, 2025, OGE Energy issued 234,476 shares of new common stock pursuant to OGE Energy's 2013 Stock Incentive Plan and 252 shares of new common stock pursuant to OGE Energy's 2022 Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

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

	OGE Energy			OG&E
	2025	2024	2023	2025	2024	2023
Number of units granted	216,426	275,499	213,442	216,426	275,499	65,069
Fair value of units granted	$55.43	$35.86	$43.74	$55.43	$35.86	$43.74
Expected dividend yield	3.8%	5.1%	4.2%	3.8%	5.1%	4.2%
Expected price volatility	20.0%	19.9%	31.0%	20.0%	19.9%	31.0%
Risk-free interest rate	4.28%	4.41%	4.47%	4.28%	4.41%	4.47%
Expected life of units (in years)	2.87	2.86	2.85	2.87	2.86	2.85

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

	OGE Energy			OG&E
	2025	2024	2023	2025	2024	2023
Restricted stock units granted	121,056	148,345	114,926	121,056	148,345	35,034
Fair value of restricted stock units granted	$43.69	$32.74	$37.52	$43.69	$32.74	$37.52

Performance Units and Restricted Stock Units Activity

The following table presents a summary of the activity for the Registrants' performance units and restricted stock units for the year ended December 31, 2025.

OGE Energy and OG&E	Performance Units			Restricted Stock Units
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/24	646,192			244,054
Granted	216,426	(A)		121,056
Converted	(191,918)	(B)	$12.5	N/A
Vested	N/A			(100,933)	$4.3
Forfeited	(12,756)			(9,924)
Units/shares outstanding at 12/31/25	657,944		$19.7	254,253	$10.9
Units/shares fully vested at 12/31/25	191,740	(C)	$8.2	N/A	N/A
(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)
These amounts represent performance units that vested at December 31, 2024, which were settled in February 2025.
(C)
These amounts represent performance units that vested at December 31, 2025. Actual expected amounts to be paid out in 2026 will differ based on the percentage at which the performance metric was met and are dependent upon Compensation Committee approval.

The following table presents a summary of the activity for the Registrants' non-vested performance units and restricted stock units for the year ended December 31, 2025.

OGE Energy and OG&E	Performance Units			Restricted Stock Units
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/24	454,274		$39.28	244,054	$34.81
Granted	216,426	(A)	$55.43	121,056	$43.69
Vested	(191,740)		$43.74	(100,933)	$42.79
Forfeited	(12,756)		$42.49	(9,924)	$36.73
Units/shares non-vested at 12/31/25	466,204		$44.86	254,253	$37.88
(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

Fair Value of Vested Performance Units and Restricted Stock Units

The following table presents a summary of the Registrants' fair value for vested performance units and restricted stock units.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2025	2024	2023	2025	2024	2023
Performance units	$8.4	$7.9	$9.0	$8.4	$7.9	$2.4
Restricted stock units	$3.8	$3.6	$2.4	$3.8	$3.6	$0.6

Unrecognized Compensation Cost

The following table presents a summary of the Registrants' unrecognized compensation cost for non-vested performance units and restricted stock units and the weighted-average periods over which the compensation cost is expected to be recognized.

OGE Energy and OG&E December 31, 2025	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units	$10.3	1.72
Restricted stock units	4.6	1.77
Total unrecognized compensation cost	$14.9

7. Income Taxes

Income Tax Expense

The following table presents the components of income tax expense.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2025	2024	2023	2025	2024	2023
Provision for current income taxes:
Federal	$29.3	$62.0	$46.1	$39.9	$72.7	$48.9
State	0.3	0.8	(2.2)	2.7	3.0	3.7
Total provision for current income taxes	29.6	62.8	43.9	42.6	75.7	52.6
Provision for deferred income taxes, net:
Federal	49.7	8.0	18.1	51.9	9.0	18.8
State	10.5	8.3	(5.8)	10.6	8.5	(2.6)
Total provision for deferred income taxes, net	60.2	16.3	12.3	62.5	17.5	16.2
Total income tax expense	$89.8	$79.1	$56.2	$105.1	$93.2	$68.8

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2022. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Oklahoma investment tax credits are also earned on investments at electric generating facilities which further reduce OG&E's effective tax rate.

The following tables present a reconciliation of the statutory tax rates to the effective income tax rate.

OGE Energy
Year Ended December 31 (Dollars in millions)	2025		2024		2023
Statutory federal tax rate	$117.7	21.0%	$109.3	21.0%	$99.3	21.0%
State income taxes, net of federal income tax benefit (A)	8.5	1.5	7.3	1.4	(12.6)	(2.7)
Amortization of net unfunded deferred taxes	(32.3)	(5.7)	(32.6)	(6.3)	(33.2)	(7.0)
Federal tax credits	(2.6)	(0.5)	(2.6)	(0.5)	(3.6)	(0.8)
Uncertain tax position	—	—	—	—	6.2	1.3
Nontaxable or nondeductible items	(1.5)	(0.3)	(2.3)	(0.4)	0.1	0.1
Effective income tax rate	$89.8	16.0%	$79.1	15.2%	$56.2	11.9%

OG&E
Year Ended December 31 (Dollars in millions)	2025		2024		2023
Statutory federal tax rate	$127.0	21.0%	$118.3	21.0%	$104.0	21.0%
State income taxes, net of federal income tax benefit (A)	10.5	1.8	9.1	1.6	0.8	0.2
Amortization of net unfunded deferred taxes	(32.3)	(5.3)	(32.6)	(5.8)	(33.2)	(6.7)
Federal tax credits	(2.6)	(0.5)	(2.6)	(0.4)	(3.6)	(0.8)
Nontaxable or nondeductible items	2.5	0.4	1.0	0.2	0.8	0.2
Effective income tax rate	$105.1	17.4%	$93.2	16.6%	$68.8	13.9%
(A)
In 2025, state taxes in Oklahoma made up the majority (greater than 50 percent) of the tax effect in this category.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The following table presents the components of Deferred Income Taxes at December 31, 2025 and 2024.

	OGE Energy		OG&E
December 31 (In millions)	2025	2024	2025	2024
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,907.6	$1,809.5	$1,907.6	$1,809.5
Regulatory assets	66.6	65.6	66.6	65.6
Pension Plan	21.5	22.0	38.5	38.6
Corporate owned life insurance	3.1	2.8	—	—
Bond redemption-unamortized costs	1.0	1.2	1.0	1.2
State tax credits	(223.6)	(223.8)	(208.6)	(208.5)
Income taxes recoverable from customers, net	(173.6)	(188.6)	(173.6)	(188.6)
Regulatory liabilities	(59.8)	(57.3)	(59.8)	(57.3)
Asset retirement obligations	(18.8)	(20.9)	(18.8)	(20.9)
Postretirement medical and life insurance benefits	(21.5)	(19.1)	(15.1)	(12.6)
Accrued liabilities	(9.0)	(15.7)	(2.7)	(9.8)
Deferred federal investment tax credits	(2.4)	(2.5)	(2.4)	(2.5)
Accrued vacation	(1.7)	(1.9)	(1.7)	(1.9)
Uncollectible accounts	(1.0)	(0.5)	(1.0)	(0.5)
Other	0.9	0.3	1.3	(1.6)
Total deferred income tax liabilities, net	$1,489.3	$1,371.1	$1,531.3	$1,410.7

As of December 31, 2025, the Registrants have classified $14.7 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

The following table presents a reconciliation of the Registrants' total gross unrecognized tax benefits as of the years ended December 31, 2025, 2024 and 2023.

(In millions)	2025	2024	2023
Balance at January 1	$28.6	$28.6	$20.7
Tax positions related to current year:
Additions	—	—	7.9
Balance at December 31	$28.6	$28.6	$28.6

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

Where applicable, the Registrants classify income tax-related interest and penalties as interest expense and other expense, respectively. With regard to uncertain tax positions, there were $0.6 million in income tax-related interest and no penalties recorded during both of the years ended December 31, 2025 and 2024 and no interest or penalties recorded during the year ended December 31, 2023.

At each of December 31, 2025, 2024 and 2023, there were $22.6 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The following table presents a summary of the Registrants' tax credits carried forward as deferred tax assets. Under current law, the Registrants expect future taxable income will be sufficient to utilize all credits before they expire.

	OGE Energy		OG&E
(In millions)	Carry Forward Amount	Deferred Tax Asset	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State tax credits:
Oklahoma investment tax credits	$268.5	$210.8	$249.6	$195.8	N/A
Oklahoma capital investment board credits	$12.8	$12.8	$12.8	$12.8	N/A

N/A - not applicable

8. Common Equity

OGE Energy

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 269,387 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2025 and received proceeds of $11.9 million. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs or have shares purchased on the open market. At December 31, 2025, there were 4,053,120 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

Common Stock Public Offering and Forward Equity Sale Agreements

On November 20, 2025, OGE Energy announced a registered public offering of 8,023,256 shares of its common stock at a public offering price of $43.00 per share, for an aggregate amount of $345.0 million. In conjunction with this offering, underwriters exercised an option to purchase 1,203,488 additional shares at an aggregate public offering price of $51.7 million. Of the 9,226,744 shares offered, half, or 4,613,372 shares, were issued and sold by OGE Energy to the underwriters in November 2025 for $192.4 million (after underwriting discounts), and 4,613,272 shares are subject to FSAs. The 4,613,372 shares that are subject to the FSAs provide for settlement on a settlement date or dates to be specified at OGE Energy’s discretion on or prior to May 27, 2027. The forward sale price was initially $41.71 per share and is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread and less expected dividends on OGE Energy's common stock during the period the instruments are outstanding.

The FSAs will be physically settled with common shares issued by OGE Energy, unless OGE Energy elects to settle the agreements in net cash or net shares, subject to certain conditions. On a settlement date or dates, if OGE Energy elects to physically settle the FSAs, OGE Energy will issue shares of common stock to the various counterparties at the then-applicable forward sale price and receive issuance proceeds at that time.

At December 31, 2025, OGE Energy could have settled the FSAs with physical delivery of 4,613,372 shares of common stock to the counterparties in exchange for cash of $193.0 million. The FSAs could have also been settled at December 31, 2025, with delivery of $7.9 million of cash or approximately 181,000 shares of common stock to the counterparties, if OGE Energy had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction because they are indexed to OGE Energy’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in OGE Energy's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of OGE Energy's common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by OGE Energy in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of OGE Energy's stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the year ended December 31, 2025, approximately 19,000 incremental shares were included in the calculation of diluted earnings per share related to the securities under the FSAs.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to OGE Energy by the weighted-average number of OGE Energy's common shares outstanding during the period. In the calculation of diluted earnings per share, weighted-average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for OGE Energy consist of performance units, restricted stock units and shares under the FSAs, as further discussed above.

The following table presents the calculation of basic and diluted earnings per share for OGE Energy.

(In millions except per share data)	2025	2024	2023
Net income	$470.7	$441.5	$416.8
Average common shares outstanding:
Basic average common shares outstanding	201.9	200.8	200.3
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.5	0.6
Forward equity sale agreements	—	—	—
Diluted average common shares outstanding	202.5	201.3	200.9
Basic earnings per average common share	$2.33	$2.20	$2.08
Diluted earnings per average common share	$2.32	$2.19	$2.07
Anti-dilutive shares excluded from earnings per share calculation	—	—	—

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

Pursuant to the leverage restriction in OGE Energy's revolving credit agreement, OGE Energy must maintain a percentage of debt to total capitalization at a level that does not exceed 70 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $1.0 billion of OGE Energy's retained earnings from being paid out in dividends. Accordingly, approximately $2.6 billion of OGE Energy's retained earnings as of December 31, 2025 are unrestricted for the payment of dividends.

OG&E

There were no new shares of OG&E common stock issued in 2025, 2024 or 2023.

Dividend Restrictions

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E's revolving credit agreement, OG&E must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $918.9 million of OG&E's retained earnings from being paid out in dividends. Accordingly, approximately $3.1 billion of OG&E's retained earnings as of December 31, 2025 are unrestricted for the payment of dividends.

9. Long-Term Debt

A summary of the Registrants' long-term debt is included in the statements of capitalization. At December 31, 2025, the Registrants were in compliance with all of their debt agreements.

Maturities of OGE Energy's consolidated long-term debt during the next five years consist of $241.0 million in 2027, $500.0 million in 2028, $350.0 million in 2029 and $600.0 million in 2030. Maturities of OG&E's long-term debt during the next five years consist of $181.0 million in 2027, $500.0 million in 2028 and $600.0 million in 2030. All other long-term debt of the Registrants matures after 2032.

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

Series			Date Due	Amount
				(In millions)
1.65%	—	4.60%	Muskogee Industrial Authority, June 1, 2027	$56.0
1.80%	—	4.60%	Garfield Industrial Authority, October 1, 2039	47.0
Total (redeemable during next 12 months)				$103.0

OG&E repaid $32.4 million of Muskogee Industrial Authority bonds that matured on January 1, 2025.

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased. The repayment option may only be exercised by the holder of a bond for the principal amount. When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds. As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the remarketing of bonds does not result in short-term debt classification in the balance sheets. OG&E believes that it has sufficient liquidity to meet these obligations.

Issuance of Long-Term Debt

On April 1, 2025, OG&E issued $350.0 million of 5.80 percent senior notes due April 1, 2055. The proceeds from this issuance were added to OG&E's general funds and used for the repayment of short-term debt and borrowings under its revolving credit facility, and to fund OG&E's capital investment program and working capital needs.

10. Credit Facilities and Short-Term Debt

The Registrants borrow, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements.

The following table presents information regarding the Registrants' revolving credit agreements at December 31, 2025.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$292.0	4.12%	(F)	December 18, 2029
OGE Energy (C)	60.0	—	—	(F)	May 24, 2027
OG&E (D)(E)	550.0	0.4	1.20%	(F)	December 18, 2029
Total	$1,160.0	$292.4	4.12%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2025. Typically, OGE Energy issues commercial paper to address consolidated operational activity, and OG&E will borrow from OGE Energy under the intercompany borrowing agreement as discussed below in footnote (E).
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2029. At December 31, 2025, there was $78.3 million in advances to parent, and there were no borrowings under the intercompany borrowing agreement.
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

Pension Plan and Restoration of Retirement Income Plan

OGE Energy periodically makes contributions to the Pension Plan considering information such as net periodic pension expense and funded status from OGE Energy's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. OGE Energy made Pension Plan contributions of $13.5 million and $10.0 million in 2025 and 2024, respectively. OGE Energy expects to contribute $15.0 million to its Pension Plan in 2026. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During 2023, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

Obligations and Funded Status

The details of the funded status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the balance sheets for 2025 and 2024 are included in the following tables. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1) in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods. The benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OGE Energy's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels.

	OGE Energy				OG&E
	Pension Plan		Restoration of Retirement Income Plan		Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Change in benefit obligation
Beginning obligations	$303.1	$303.7	$7.0	$5.5	$263.9	$238.6	$1.4	$—
Service cost	5.4	5.3	1.0	1.0	5.4	5.3	0.1	0.1
Interest cost	16.2	15.6	0.4	0.3	14.1	13.4	0.1	0.1
Regulatory classification of certain pension costs	—	—	—	—	—	23.9	—	1.1
Special termination benefits	0.5	—	—	—	0.5	—	—	—
Actuarial losses (gains)	11.5	(2.9)	0.9	0.2	8.9	(2.2)	0.3	0.1
Benefits paid	(21.5)	(18.6)	—	—	(18.9)	(15.1)	—	—
Ending obligations	$315.2	$303.1	$9.3	$7.0	$273.9	$263.9	$1.9	$1.4

Change in plans' assets
Beginning fair value	$246.9	$243.7	$—	$—	$211.6	$191.4	$—	$—
Actual return on plans' assets	23.3	11.8	—	—	20.0	10.1	—	—
Employer contributions	13.5	10.0	—	—	13.5	10.0	—	—
Regulatory classification of certain pension costs	—	—	—	—	—	15.2	—	—
Benefits paid	(21.5)	(18.6)	—	—	(18.9)	(15.1)	—	—
Ending fair value	$262.2	$246.9	$—	$—	$226.2	$211.6	$—	$—
Funded status at end of year	$(53.0)	$(56.2)	$(9.3)	$(7.0)	$(47.7)	$(52.3)	$(1.9)	$(1.4)
Accumulated postretirement benefit obligation	$305.6	$289.4	$8.9	$6.8	$264.3	$250.2	$1.7	$1.4

For the year ended December 31, 2025, Pension Plan actuarial losses were primarily due to an updated experience study and a decreased discount rate. For the year ended December 31, 2024, Pension Plan actuarial gains were primarily due to an increased discount rate, partially offset by an increased interest crediting rate.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
December 31 (In millions)	2025	2024	2025	2024
Change in benefit obligation
Beginning obligations	$98.1	$103.3	$74.7	$77.3
Service cost	0.1	0.1	0.1	0.1
Interest cost	5.4	5.2	4.1	3.9
Participants' contributions	2.5	3.5	1.8	2.4
Actuarial gains	(3.8)	(3.1)	(1.9)	(2.1)
Regulatory classification of certain pension costs	—	—	—	1.4
Benefits paid	(11.9)	(10.9)	(9.1)	(8.3)
Ending obligations	$90.4	$98.1	$69.7	$74.7

Change in plans' assets
Beginning fair value	$30.0	$32.7	$27.2	$29.6
Actual return on plans' assets	1.8	(1.6)	1.7	(1.4)
Employer contributions	6.0	6.3	4.6	4.9
Participants' contributions	2.5	3.5	1.8	2.4
Benefits paid	(11.9)	(10.9)	(9.1)	(8.3)
Ending fair value	$28.4	$30.0	$26.2	$27.2
Funded status at end of year	$(62.0)	$(68.1)	$(43.5)	$(47.5)

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

OGE Energy	Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2025	2024	2023	2025	2024	2023
Service cost	$5.4	$5.3	$5.4	$1.0	$1.0	$1.0
Interest cost	16.2	15.6	15.9	0.4	0.3	0.3
Expected return on plan assets	(16.5)	(16.5)	(16.2)	—	—	—
Amortization of net loss	6.2	6.5	8.0	0.1	—	—
Special termination benefits	0.5	—	—	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	0.3	0.3	0.3
Settlement cost	—	—	21.8	—	—	0.5
Net periodic benefit cost	$11.8	$10.9	$34.9	$1.8	$1.6	$2.1
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

OG&E	Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2025	2024	2023	2025	2024	2023
Service cost	$5.4	$5.3	$4.4	$0.1	$0.1	$—
Interest cost	14.1	13.4	12.6	0.1	0.1	—
Expected return on plan assets	(14.2)	(14.0)	(12.9)	—	—	—
Amortization of net loss	5.9	6.2	6.9	—	—	—
Special termination benefits	0.5	—	—	—	—	—
Settlement cost	—	—	20.4	—	—	0.4
Total net periodic benefit cost	11.7	10.9	31.4	0.2	0.2	0.4
Plus: Amount allocated from OGE Energy	—	—	3.0	1.6	1.4	1.7
Net periodic benefit cost	$11.7	$10.9	$34.4	$1.8	$1.6	$2.1

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans in 2025, 2024 and 2023, the Registrants recognized the following:

Year Ended December 31 (In millions)	2025	2024	2023
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.4)	$5.8	$33.3
Deferral of pension expense related to pension settlement and special termination benefits charges included in the above line item:
Oklahoma jurisdiction (A)	$0.5	$—	$20.1
Arkansas jurisdiction (A)	$—	$—	$1.9
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy			OG&E
	Postretirement Benefit Plans			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2025	2024	2023	2025	2024	2023
Service cost	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1
Interest cost	5.4	5.2	5.2	4.1	3.9	3.9
Expected return on plan assets	(1.7)	(1.6)	(1.7)	(1.5)	(1.4)	(1.6)
Amortization of net loss (gain)	0.4	(0.2)	(0.2)	0.6	—	—
Total net periodic benefit cost	4.2	3.5	3.4	3.3	2.6	2.4
Plus: Amount allocated from OGE Energy				0.4	0.5	0.5
Net periodic benefit cost	$4.2	$3.5	$3.4	$3.7	$3.1	$2.9

In addition to the net periodic benefit cost or income amounts recognized, as presented in the table above, for the postretirement benefit plans in 2025, 2024 and 2023, the Registrants recognized the following:

Year Ended December 31 (In millions)	2025	2024	2023
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.6	$2.3	$4.4
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans in 2025, 2024 and 2023.

	OGE Energy			OG&E
(In millions)	2025	2024	2023	2025	2024	2023
Capitalized portion of net periodic pension benefit cost	$2.4	$2.2	$2.2	$2.4	$2.2	$1.9
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1	$0.1	$—	$0.1	$0.1

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2025	2024	2023	2025	2024	2023
Assumptions to determine benefit obligations:
Discount rate	5.45%	5.70%	5.40%	5.45%	5.70%	5.35%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	4.25%	4.25%	3.50%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	5.70%	5.40%	5.45%	5.70%	5.35%	5.40%
Expected return on plan assets	7.00%	7.00%	7.00%	4.50%	4.00%	4.00%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	4.25%	3.50%	3.50%	N/A	N/A	N/A

N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date, unless a plan settlement occurs during the current year that requires an updated discount rate for net periodic cost measurement. For 2025 and 2024, the Pension Plan discount rates used to determine net periodic benefit cost are disclosed on a weighted-average basis.

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

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans. Future health care cost trend rates are assumed to be 8.0 percent in 2026 with the rates trending downward to 4.0 percent by 2034.

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

Pension Plan Investments

The following tables present the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2025 and 2024. There were no Level 3 investments held by the Pension Plan at December 31, 2025 and 2024.

(In millions)	December 31, 2025	Level 1	Level 2	Net Asset Value (A)
Common stocks	$38.0	$38.0	$—	$—
U.S. Treasury notes and bonds (B)	41.3	41.3	—	—
Mortgage- and asset-backed securities	22.3	—	22.3	—
Corporate fixed income and other securities	51.9	—	51.9	—
Commingled fund (C)	18.7	—	—	18.7
Foreign government bonds	0.1	—	0.1	—
U.S. municipal bonds	0.1	—	0.1	—
Money market fund	10.6	—	—	10.6
Mutual funds	83.0	83.0	—	—
U.S. Treasury futures:
Cash collateral	0.9	0.9	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	267.0	$163.2	$74.5	$29.3
Interest and dividends receivable	1.4
Receivable from broker for securities sold	9.0
Payable to broker for securities purchased	(15.2)
Total OGE Energy Pension Plan assets	$262.2
Pension Plan investments attributable to affiliates	(36.0)
Total OG&E Pension Plan assets	$226.2

(In millions)	December 31, 2024	Level 1	Level 2	Net Asset Value (A)
Common stocks	$55.7	$55.7	$—	$—
U.S. Treasury notes and bonds (B)	49.3	49.3	—	—
Mortgage- and asset-backed securities	23.9	—	23.9	—
Corporate fixed income and other securities	50.3	—	50.3	—
Commingled fund (C)	13.4	—	—	13.4
Foreign government bonds	0.3	—	0.3	—
U.S. municipal bonds	0.1	—	0.1	—
Money market fund	0.9	—	—	0.9
Mutual funds	62.0	62.0	—	—
Preferred stocks	0.5	0.5	—	—
U.S. Treasury futures:
Cash collateral	0.1	0.1	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	256.6	$167.6	$74.7	$14.3
Interest and dividends receivable	1.5
Receivable from broker for securities sold	9.1
Payable to broker for securities purchased	(20.3)
Total OGE Energy Pension Plan assets	$246.9
Pension Plan investments attributable to affiliates	(35.3)
Total OG&E Pension Plan assets	$211.6
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

(In millions)	OGE Energy	OG&E
2026	$59.1	$52.3
2027	$42.2	$30.1
2028	$33.4	$29.4
2029	$30.6	$27.5
2030	$29.3	$25.4
2031-2035	$120.9	$105.9

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

Postretirement Plans Investments

The following tables present the postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2025 and 2024. There were no Level 2 investments held by the postretirement benefit plans at December 31, 2025 and 2024.

(In millions)	December 31, 2025	Level 1	Level 3
Group retiree medical insurance contract	$8.7	$—	$8.7
Mutual funds	19.7	19.7	—
Total OGE Energy plan investments	$28.4	$19.7	$8.7
Plan investments attributable to affiliates	(2.2)
Total OG&E plan investments	$26.2

(In millions)	December 31, 2024	Level 1	Level 3
Group retiree medical insurance contract	$13.6	$—	$13.6
Mutual funds	16.4	16.4	—
Total OGE Energy plan investments	$30.0	$16.4	$13.6
Plan investments attributable to affiliates	(2.8)
Total OG&E plan investments	$27.2

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

Year Ended December 31 (In millions)	2025
Group retiree medical insurance contract:
Beginning balance	$13.6
Claims paid	(5.4)
Interest income	0.3
Realized gains	0.1
Investment fees	(0.1)
Net unrealized gains related to instruments held at the reporting date	0.2
Ending balance	$8.7

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs. The following table presents the gross benefit payments the Registrants expect to pay related to the postretirement benefit plans, including prescription drug benefits.

(In millions)	OGE Energy	OG&E
2026	$12.1	$9.1
2027	$9.6	$7.2
2028	$8.9	$6.8
2029	$8.3	$6.5
2030	$7.9	$6.1
2031-2035	$33.3	$26.0

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

No OGE Energy contributions are made with respect to a participant's rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan. OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates. OGE Energy contributed $21.9 million, $21.4 million and $19.6 million in 2025, 2024 and 2023, respectively, to the 401(k) Plan, of which $21.9 million, $21.4 million and $16.0 million, respectively, related to OG&E.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers. OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2025, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock. OGE Energy accounts for the contributions related to its executive officers in this plan as Accrued Benefit Obligations and accounts for the contributions related to OGE Energy's directors in this plan as Other Deferred Credits and Other Liabilities in the balance sheets. The investment associated with these contributions is accounted for as Other Property and Investments in the balance sheets. The appreciation of these investments is accounted for as Other Income, and the increase in the liability under the plan is accounted for as Other Expense in the statements of income.

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

12. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. In accordance with ASC Topic 280, “Segment Reporting,” the Registrants have identified their Chief Executive Officer as the “chief operating decision maker.” The Chief Executive Officer uses net income as the measure of reportable segment profit or loss to make operating decisions, allocate resources, and assess performance. The following tables, which include significant segment expenses, present the results of OGE Energy's business segments for the years ended December 31, 2025, 2024 and 2023.

2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,260.1	$—	$—	$3,260.1
Fuel, purchased power and direct transmission expense	1,259.9	—	—	1,259.9
Other operation and maintenance	531.0	0.6	—	531.6
Depreciation and amortization	559.8	—	—	559.8
Taxes other than income	109.4	—	—	109.4
Operating income (loss)	800.0	(0.6)	—	799.4
Other income	30.4	7.4	(6.4)	31.4
Interest expense	225.5	51.2	(6.4)	270.3
Income tax expense (benefit)	105.1	(15.3)	—	89.8
Net income (loss)	$499.8	$(29.1)	$—	$470.7
Total assets	$14,277.5	$134.1	$(41.1)	$14,370.5
Capital expenditures	$1,054.4	$—	$—	$1,054.4

2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,985.3	$—	$—	$2,985.3
Fuel, purchased power and direct transmission expense	1,076.4	—	—	1,076.4
Other operation and maintenance	514.1	0.3	—	514.4
Depreciation and amortization	539.5	—	—	539.5
Taxes other than income	109.7	—	—	109.7
Operating income (loss)	745.6	(0.3)	—	745.3
Other income	31.9	2.4	(4.5)	29.8
Interest expense	214.4	44.6	(4.5)	254.5
Income tax expense (benefit)	93.2	(14.1)	—	79.1
Net income (loss)	$469.9	$(28.4)	$—	$441.5
Total assets	$13,581.3	$402.9	$(268.2)	$13,716.0
Capital expenditures	$1,090.9	$—	$—	$1,090.9

2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,674.3	$—	$—	$2,674.3
Fuel, purchased power and direct transmission expense	911.7	—	—	911.7
Other operation and maintenance	505.0	(2.4)	—	502.6
Depreciation and amortization	506.6	—	—	506.6
Taxes other than income	99.4	3.8	—	103.2
Operating income (loss)	651.6	(1.4)	—	650.2
Other income	43.5	8.1	(7.4)	44.2
Interest expense	199.9	28.9	(7.4)	221.4
Income tax expense (benefit)	68.8	(12.6)	—	56.2
Net income (loss)	$426.4	$(9.6)	$—	$416.8
Total assets	$12,642.6	$301.1	$(153.0)	$12,790.7
Capital expenditures	$1,178.2	$—	$—	$1,178.2

13. Commitments and Contingencies

Purchase Obligations and Commitments

The following table presents the Registrants' future purchase obligations and commitments estimated for the next five years.

(In millions)	2026	2027	2028	2029	2030	Total
Purchase obligations and commitments:
Minimum purchase commitments	$110.4	$72.5	$67.1	$63.8	$63.9	$377.7
Wind purchase commitments	57.3	57.8	58.4	58.6	57.8	289.9
Capacity commitments	105.0	41.5	31.3	26.9	27.8	232.5
Long-term service agreement commitments	50.1	19.0	8.9	4.5	5.6	88.1
Generation capacity construction commitments	98.3	481.5	98.0	17.1	—	694.9
Total purchase obligations and commitments	$421.1	$672.3	$263.7	$170.9	$155.1	$1,683.1

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

OG&E has natural gas transportation service contracts with Energy Transfer, ONEOK, Inc. and Southern Star, which grant these companies the responsibility of delivering natural gas to OG&E's generating facilities. The contracts with Energy Transfer end in December 2034, December 2038 and September 2045; the contracts with ONEOK, Inc. end in August 2037 and December 2045; and the contract with Southern Star ends in December 2034. OG&E also has natural gas storage agreements with ONEOK, Inc. for firm storage which ends in December 2045, and the Energy Transfer agreement for park and loan service ends in April 2027.

OG&E Estimated Wind Power Purchase Commitments

The following table presents OG&E's wind purchased power contracts.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

The following table presents a summary of OG&E's wind power purchases for the years ended December 31, 2025, 2024 and 2023.

Year Ended December 31 (In millions)	2025	2024	2023
CPV Keenan	$28.3	$25.4	$23.0
Edison Mission Energy	21.9	23.3	20.5
NextEra Energy	4.6	5.6	5.3
Total wind power purchased	$54.8	$54.3	$48.8

OG&E Capacity Commitments

The SPP requires its members, including OG&E, to maintain a generation planning reserve margin. Due to near-term generation requirements, OG&E entered into short-term power purchase agreements to meet its incremental capacity needs in each of the years through 2030 to address the planning reserve margin requirements.

OG&E Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant that is expected to run for the earlier of 128,000 factored-fired hours or 4,800 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2035. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

OG&E has a long-term parts and service maintenance contract for the upkeep of the Redbud Plant for a maximum of the earlier of 144,000 factored-fired hours or 4,500 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2032. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

OG&E has a long-term parts and service maintenance contract for the upkeep of the Horseshoe Lake Plant Units 11 and 12 for a maximum of the earlier of 64,000 factored-fired hours or 2,500 factored-fired starts for each unit. Based on historical usage and current expectations for future usage, this contract is expected to run until 2044. The contract requires payments based on both a fixed and variable cost component, depending on how much the Horseshoe Lake Plant is used.

OG&E Generation Capacity Construction Commitments

OG&E has generation capacity construction projects at its existing Horseshoe Lake generating facility and Tinker Air Force Base. At Horseshoe Lake, OG&E is installing four combustion turbines with a total capacity of 896 MWs, of which 448 MWs (Units 11 and 12) is expected to be placed into service by late 2026 and the remaining 448 MWs (Units 13 and 14) is expected to be placed into service during 2029. At Tinker Air Force Base, OG&E is installing two combustion turbines with a combined capacity of 96 MWs which are expected to be placed into service in early 2026. OG&E also has a commitment related to the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma.

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

In July 2023, OG&E was named, along with its contractor, as a defendant in a lawsuit filed by an apartment owner and its insurance companies seeking in excess of $60.0 million in damages related to a fire at an apartment building under construction in Oklahoma City. Several additional defendants have also been named. OG&E disputes the claims in the lawsuit and intends to vigorously defend this action. If OG&E is ultimately deemed liable for damages in connection with this incident, OG&E believes its existing insurance policies will cover its costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have. Due to the uncertain and developing nature of this litigation, the outcome cannot be predicted, and OG&E is unable to provide a range of possible loss in this matter.

14. Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2025, 88 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC and five percent to the FERC.

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

Completed Regulatory Matters

Integrated Resource Plans

In 2025, OG&E issued its 2025 IRP to the OCC and APSC. The 2025 IRP was intended to address updated planning assumptions from OG&E’s 2024 IRP and present OG&E’s current capacity needs in light of the SPP’s planning reserve margin requirements for both summer and winter seasons as well as the SPP’s revised resource accreditation methodologies and updated load projections. The 2025 IRP identified capacity needs of 1,647 MWs by 2030. OG&E has executed contracts for over 1,000 MWs of generation capacity as a result of the 2024 request for proposal process, and regulatory approvals are currently being pursued, as further discussed below. OG&E has determined that an event of default occurred under the terms of the Black Kettle Energy Storage capacity purchase agreement and, as a result, the agreement has been terminated, effective February 3, 2026. OG&E intends to pursue all remedies available under the agreement and applicable law. Further, in January 2026, OG&E issued additional requests for proposals for resources to meet projected capacity needs while maintaining affordability and reliability for OG&E's customers. In February 2026, OG&E issued its Draft 2026 IRP to the OCC and APSC, which is intended to address OG&E's updated load forecast as well as updated SPP Resource Adequacy policies. The Draft 2026 IRP identifies capacity needs of 1,922 MWs by the 2031/2032 winter season and which is inclusive of approximately 800 MWs of capacity needs driven by changes in the SPP Resource Adequacy policies. The 2026 IRP is expected to be finalized in April 2026. OG&E intends to evaluate incremental capacity needs through future IRPs and to satisfy the needs through request for proposal processes, as needed.

SPP Proceedings

Resource Capacity Accreditation

In July 2022, the SPP Board of Directors approved a new unit accreditation methodology for conventional generation which requires submittal to and approval from the FERC prior to becoming effective. On March 2, 2023, the FERC rejected the SPP’s proposed capacity accreditation methodology for wind and solar generators. Following the FERC’s rejection, the SPP began an extensive review of both the methodology proposed for thermal resources which had not yet been submitted to the FERC, and the accreditation methodology for wind and solar generators. These methodologies were reviewed and approved by both the Regional State Committee and the SPP Board of Directors in late October 2023 and were submitted to the FERC for approval on February 23, 2024. On January 16, 2025, the FERC accepted the SPP's proposed tariff revisions for each accreditation methodology, which became effective October 1, 2025. This change has been implemented for the 2026 summer season. OG&E is evaluating the impact of the FERC's acceptance of these accreditation methods, which may contribute to OG&E’s capacity needs.

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

2024 Oklahoma Fuel Prudency

On April 1, 2025, the Public Utility Division Staff filed their application initiating the prudence review of the 2024 fuel adjustment clause. On December 4, 2025, the OCC issued a final order finding OG&E's 2024 fuel costs, procurement decisions and operations were prudent.

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

On October 28, 2025, the Oklahoma Supreme Court affirmed the OCC’s final order in the last remaining appeal regarding the Retail Electric Supplier Certified Territory Act. The Oklahoma Supreme Court held that, consistent with prior rulings, prospectively OG&E shall not be permitted to extend its service from third-party transmission lines but shall not be enjoined from serving existing customers.

2025 Oklahoma Preapproval Case

On May 19, 2025, OG&E filed a preapproval case seeking OCC approval of three projects that will add capacity to the OG&E portfolio: (i) the Black Kettle Battery Storage capacity purchase agreement; (ii) the Kiamichi natural gas capacity purchase agreement; and (iii) construction of two additional combustion turbines at the Horseshoe Lake generating facility (Units 13 and 14). OG&E sought recovery through a rider, CWIP recovery for the Horseshoe Lake combustion turbines and a return on the Black Kettle Battery Storage and Kiamichi capacity purchase agreements. On October 6, 2025, OG&E reached a non-unanimous settlement agreement with OCC Public Utility Division Staff, the Oklahoma Attorney General and the Petroleum Alliance of Oklahoma. On November 13, 2025, the OCC issued a final order rejecting the settlement but approving the three projects with no CWIP recovery. The final order allows OG&E to recover the costs of the capacity purchase agreements with no return through the fuel clause adjustment rider and recover the revenue requirement for the Horseshoe Lake combustion turbines through a rider once the turbines are placed into service.

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

SPP Proceedings

Demand Response Accreditation

The SPP has been evaluating demand response accreditation for several years, and a proposal has evolved that would treat demand resource accreditation on a performance-based approach. This approach requires demand response resources to be market registered and dispatched based on SPP market protocols or be reliability registered and dispatched during conservative operations or energy emergency alerts within the SPP. Alternatively, demand response programs that are built into a LRE’s forecast, known as load modifiers, can be used to reduce the load and resources needed to satisfy the entity’s planning reserve margin but would include an after-the-fact look at whether the LRE’s peak forecast was below the actuals in a given year. If under forecasted, a LRE would have to pay a deficiency payment for not providing enough resources to satisfy its planning reserve margin and actual peak load. At their February 2026 meetings, both the SPP Regional State Committee and the SPP Board of Directors adopted policies to include the 2027 implementation of a LRE’s load modifier cap and full implementation in 2028. These policies are subject to FERC review and approval prior to implementation.

Seminole to Shreveport Transmission Line

At the end of 2025, the SPP Board of Directors adopted their 2025 Integrated Transmission Plan. This plan included a new 765kV transmission line running from Konawa, Oklahoma to Shreveport, Louisiana. OG&E will construct and own a significant portion of the line. The project is pending OG&E's receipt and acceptance of a notice to construct, which is expected later this year.

APSC Proceedings

Arkansas Prudence of Horseshoe Lake and Tinker Generation Facilities

On December 30, 2024, pursuant to orders in the generation construction notice filings, OG&E filed an application requesting a determination of prudence of action and initial contract costs for the generating units being constructed at Horseshoe Lake (Units 11 and 12) and Tinker Air Force Base. On May 19, 2025, intervenors, including the Attorney General, filed direct testimony and APSC staff recommended a finding of prudence of action and initial contract costs for both projects. The Attorney General recommended approval of the Horseshoe Lake project but raised concerns regarding certain elements of the Tinker Air Force Base project. On May 22, 2025, OG&E filed a supplemental application to serve as notice to the APSC of OG&E’s intent to recover the costs of these projects through a rider under the newly enacted Act 373. On June 16, 2025, OG&E filed rebuttal testimony to address concerns raised by the Attorney General in direct testimony. OG&E entered into a settlement agreement with APSC Staff on August 4, 2025 that agreed that the Horseshoe Lake and Tinker combustion turbines were prudent and that OG&E satisfied part of the eligibility criteria for recovery of these costs through a Strategic Investment Rider. The Arkansas Attorney General opposes the part of the settlement relating to eligibility for a Strategic Investment Rider. On August 29, 2025, the APSC issued an order seeking additional testimony that responds to several questions related to the eligibility of the Strategic Investment Rider for out of state projects. On September 12, 2025, OG&E and APSC Staff filed responsive supplemental testimony. OG&E is awaiting a final order from the APSC.

2025 Arkansas Preapproval Case

On July 25, 2025, OG&E filed an application requesting several approvals from the APSC relating to three capacity projects arising from the 2024 request for proposals for generating capacity: (i) the Black Kettle Battery Storage capacity purchase agreement; (ii) the Kiamichi natural gas capacity purchase agreement; and (iii) construction of two additional combustion turbines at the Horseshoe Lake generating facility (Units 13 and 14). OG&E sought authority to begin construction of the Horseshoe Lake units, a prudency determination of those new Horseshoe Lake units, authorization to enter into the Black Kettle Battery Storage capacity purchase agreement and other findings needed under Arkansas law, including eligibility to recover costs of the new Horseshoe Lake units through a rider under the newly enacted Act 373. On November 25, 2025, OG&E and the APSC staff filed a settlement agreement approving OG&E’s application with some additional reporting requirements and allowing an additional return on the Black Kettle Battery Storage capacity purchase agreement at the 20-year U.S. treasury rate. On December 1, 2025, the Attorney General filed testimony in opposition to the settlement. On January 23, 2026, the APSC issued an order denying the settlement agreement and denying preapproval of Horseshoe Lake Units 13 and 14 but approving the Black Kettle Battery Storage capacity purchase agreement. The APSC also found that OG&E did not need to seek approval of the Kiamichi natural gas capacity purchase agreement since the term is shorter than five years. In the order, the APSC stated OG&E could still seek a prudence determination and cost recovery of Horseshoe Lake Units 13 and 14 after they are placed into service. On February 13, 2026, OG&E filed additional evidence pursuant to Arkansas law and requested that the APSC consider the additional evidence in finding that Horseshoe Lake Units 13 and 14 are reasonable, necessary and in the public interest.

2025 Arkansas Act 373 Tariff Filing

On December 29, 2025, OG&E filed an application for approval of an Act 373 tariff to recover return on CWIP and revenue requirement for Horseshoe Lake and Tinker generation facilities. Recovery under the Act 373 tariff is dependent on a finding of eligibility for the Horseshoe Lake Units 11 and 12 and Tinker generation facilities in the prudence case disclosed above. On January 30, 2026, the APSC Staff filed testimony suggesting minor changes to the proposed tariff, and on February 9, 2026, OG&E filed rebuttal testimony largely agreeing to APSC Staff’s suggested revisions. On February 17, 2026, OG&E and the APSC Staff entered into a settlement agreement that agreed to recommended changes to the proposed tariff.

Arkansas Frontier Energy Storage Project Preapproval Filing

On February 3, 2026, OG&E filed a preapproval case for the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma. The Frontier Energy Storage Project is the final project resulting from OG&E's 2024 request for proposals and subsequent negotiations. In this proceeding, OG&E seeks authorization to commence construction of the Frontier Energy Storage Project and to later acquire the facility pursuant to the purchase and sale agreement, a prudency determination for the project, and all other findings and approvals needed under Arkansas law.

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

The SPP has submitted a refund process to the FERC stating some issues need the FERC's clarification before refunds can proceed. OG&E and other parties have commented on the filings, and the matter remains pending before the FERC. The SPP has submitted a refund process to the FERC stating some issues need the FERC's clarification before refunds can proceed. OG&E and other parties have commented on the filings, and the matter remains pending before the FERC. The SPP has calculated that OG&E will need to refund approximately $14 million, net of amounts paid to other utilities for upgrades, plus interest. This would shift recovery of these upgrade credits to future periods. Of the $14 million, the Registrants would be impacted by $4 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $10 million in expense through rider mechanisms or the FERC formula rate. As of December 31, 2025, the Registrants have reserved $14 million plus estimated interest for a potential refund.

Subsequent to the initiation of the disputes discussed above, the FERC approved an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery. This elimination of the Attachment Z2 revenue crediting would only impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor after July 2020. All projects initiated prior to July 2020 remain eligible to receive revenue credits under Attachment Z2, which includes the $14 million related to the refunds discussed above.

OCC Proceedings

Oklahoma CWIP Filing

On December 12, 2025, OG&E filed an application for CWIP treatment for Horseshoe Lake combustion turbines Units 13 and 14, as allowed by SB 998. A motion to dismiss the case was filed by the Oklahoma Industrial Energy Consumers, as well as the Public Utility Division Staff. OG&E filed a response as well as motions to move the case and all outstanding motions to be heard en banc. These motions were heard before the OCC on January 27, 2026.

Oklahoma Frontier Energy Storage Project Preapproval Filing

On December 19, 2025, OG&E filed a preapproval case for the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma. The Frontier Energy Storage Project is the final project resulting from OG&E's 2024 request for proposals and subsequent negotiations. On January 28, 2026, the Attorney General and Petroleum Alliance of Oklahoma filed a joint motion to dismiss the case based on an interpretation that a battery energy storage system in not an electric generation facility. On February 3, 2026, OG&E filed a response in opposition to the joint motion to dismiss, and a hearing on the motion was held on February 5, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026, expressed an unqualified opinion thereon.

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

Auditing regulatory assets and liabilities is complex as it requires specialized knowledge of rate-regulated activities as to matters that could affect the recording or updating of regulatory assets and regulatory liabilities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for regulatory assets and liabilities, including, among others, controls over management's evaluation of regulatory orders for any new matters and controls over the evaluation of filings with regulatory bodies on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability of regulatory assets and sufficiency of regulatory liabilities.

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated information obtained from regulatory rulings. For example, we assessed the recoverability of regulatory assets and sufficiency of regulatory liabilities, considering information obtained from regulatory rulings. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the Company) as of December 31, 2025 and 2024, the related statements of income and comprehensive income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026, expressed an unqualified opinion thereon.

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

Regulatory Assets and Liabilities

Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company is a regulated utility subject to accounting principles for rate-regulated activities. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected refund to customers in future rates. The Company records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

Auditing regulatory assets and liabilities is complex as it requires specialized knowledge of rate-regulated activities as to matters that could affect the recording or updating of regulatory assets and regulatory liabilities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for regulatory assets and liabilities, including, among others, controls over management's evaluation of regulatory orders for any new matters and controls over the evaluation of filings with regulatory bodies on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability of regulatory assets and sufficiency of regulatory liabilities.

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated information obtained from regulatory rulings. For example, we assessed the recoverability of regulatory assets and sufficiency of regulatory liabilities, considering information obtained from regulatory rulings. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 17, 2026

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

The Registrants' management assessed the effectiveness of their internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2025, the Registrants' internal control over financial reporting is effective based on those criteria.

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
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on Internal Control Over Financial Reporting

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, OGE Energy Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and consolidated statements of capitalization of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on Internal Control Over Financial Reporting

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Oklahoma Gas and Electric Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and statements of capitalization of the Company as of December 31, 2025 and 2024, the related statements of income and comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 17, 2026

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OGE Energy. Information regarding OGE Energy's executive officers is set forth in "Part I, Item 1. Business - Information About the Registrants' Executive Officers." As permitted by General Instruction G of Form 10-K, the information required by Item 10, other than information regarding the executive officers, the Code of Ethics, and the insider trading policies and procedures will be set forth in OGE Energy's definitive proxy statement for the 2026 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2026. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 10 for OG&E has been omitted.

Item 11. Executive Compensation

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 11 will be set forth in OGE Energy's definitive proxy statement for the 2026 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2026. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 11 for OG&E has been omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 12 will be set forth in OGE Energy's definitive proxy statement for the 2026 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2026. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 12 for OG&E has been omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 13 will be set forth in OGE Energy's definitive proxy statement for the 2026 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2026. Such proxy statement is incorporated herein by reference.

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

Fees for Principal Independent Accountants

Year Ended December 31	2025	2024
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$2,107,512	$1,718,060
Services in support of debt and stock offerings	178,350	198,600
Other (A)	315,018	337,720
Total audit fees (B)	2,600,880	2,254,380
Employee benefit plan audits	173,430	169,200
Other compliance services	21,320	40,370
Total audit-related fees	194,750	209,570
Assistance with examinations and other return issues	204,200	205,823
Review of federal and state tax returns	31,693	36,366
Total tax preparation and compliance fees	235,893	242,189
Total tax fees	235,893	242,189
Total fees	$3,031,523	$2,706,139
(A)
Includes reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, agreed-upon procedures and fees for consulting with the Registrants' executives regarding accounting issues.
(B)
The aggregate audit fees include fees billed for the audit of the Registrants' annual financial statements and for the reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q. For 2025, this amount includes estimated billings for the completion of the 2025 audit, which services were rendered after year-end.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2025 and 2024 for other services.

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

For 2025, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chair of the Audit Committee pursuant to delegated authority.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

(i)
The following financial statements are included in Part II, Item 8 of this Annual Report:

OGE Energy

•
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•
Consolidated Balance Sheets at December 31, 2025 and 2024
•
Consolidated Statements of Capitalization at December 31, 2025 and 2024
•
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
•
Notes to Consolidated Financial Statements
•
Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)
•
Management's Report on Internal Control Over Financial Reporting
•
Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

OG&E

•
Statements of Income for the years ended December 31, 2025, 2024 and 2023
•
Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
•
Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•
Balance Sheets at December 31, 2025 and 2024
•
Statements of Capitalization at December 31, 2025 and 2024
•
Statements of Changes in Stockholder's Equity for the years ended December 31, 2025, 2024 and 2023
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
1.01

Underwriting Agreement, dated November 20, 2025, by and among OGE Energy, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, acting in their capacity as forward sellers, and Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, New York Branch, acting in their capacity as forward purchasers. (Filed as Exhibit 1.01 to OGE Energy's 8-K filed November 24, 2025 (File No. 1-12579) and incorporated by reference herein).

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
4.24

Supplemental Indenture No. 25 dated as of April 1, 2025, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 1, 2025 (File No. 1-1097) and incorporated by reference herein).

	X	X
4.25

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
4.27

Supplemental Indenture No. 3 dated as of April 26, 2018, being a supplemental instrument to Exhibit 4.24 hereto. (Filed as Exhibit 4.04 to OGE Energy's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030) and incorporated by reference herein).

X

4.28

Supplemental Indenture No. 4 dated as of May 27, 2021, being a supplemental instrument to Exhibit 4.24 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 27, 2021 (File No. 1-12579) and incorporated by reference herein).

X
4.29

Supplemental Indenture No. 5 dated as of May 9, 2024, being a supplemental instrument to Exhibit 4.24 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 9, 2024 (File No. 1-12579) and incorporated by reference herein).

X
4.30+	Description of Capital Stock.	X
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
10.24

Forward Sale Agreement, dated November 20, 2025, by and between OGE Energy and Morgan Stanley & Co. LLC. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed on November 24, 2025 (File No. 1-12579) and incorporated by reference herein).

X
10.25

Forward Sale Agreement, dated November 20, 2025, between OGE Energy and JPMorgan Chase Bank, National Association, New York Branch. (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed on November 24, 2025 (File No. 1-12579) and incorporated by reference herein).

X
10.26

Additional Forward Sale Agreement, dated November 21, 2025, by and between OGE Energy and Morgan Stanley & Co. LLC. (Filed as Exhibit 10.03 to OGE Energy's Form 8-K filed on November 24, 2025 (File No. 1-12579) and incorporated by reference herein).

X
10.27

Additional Forward Sale Agreement, dated November 21, 2025, between OGE Energy and JPMorgan Chase Bank, National Association, New York Branch. (Filed as Exhibit 10.04 to OGE Energy's Form 8-K filed on November 24, 2025 (File No. 1-12579) and incorporated by reference herein).

X

19.01	OGE Energy Insider Trading Policy. (Filed as Exhibit 19.01 to OGE Energy's Form 10-K for the year ended December 31, 2024 (File No. 1-12579) and incorporated by reference herein).	X	X
21.01+	Subsidiaries of OGE Energy.	X
23.01+	Consent of Ernst & Young LLP.	X
23.02+	Consent of Ernst & Young LLP.		X
24.01+	Power of Attorney.	X
24.02+	Power of Attorney.		X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
97.01	Executive Compensation Clawback Policy. (Filed as Exhibit 97.01 to OGE Energy's Form 10-K for the year ended December 31, 2023 (File No. 1-12579) and incorporated by reference herein).	X	X
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

OGE ENERGY CORP.

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
	(In millions)
Balance at December 31, 2023
Reserve for Uncollectible Accounts	$1.9	$5.7	$5.4	$2.2
Balance at December 31, 2024
Reserve for Uncollectible Accounts	$2.2	$4.0	$4.2	$2.0
Balance at December 31, 2025
Reserve for Uncollectible Accounts	$2.0	$7.5	$5.4	$4.1
(A)
Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 17th, 2026.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 17, 2026

/s/ Charles B. Walworth
Charles B. Walworth	Principal Financial Officer;	February 17, 2026

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer;	February 17, 2026

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Lyle G. Ganske	Director;
Cathy R. Gates	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 17, 2026

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 17th, 2026.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 17, 2026

/s/ Charles B. Walworth
Charles B. Walworth	Principal Financial Officer;	February 17, 2026

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer;	February 17, 2026

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Lyle G. Ganske	Director;
Cathy R. Gates	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 17, 2026