Form 10-Q
period 2026-03-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2026-04-29
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At March 31, 2026, there were 206,374,321 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At March 31, 2026, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
Act 373	Arkansas Act 373, also known as the Generating Arkansas Jobs Act of 2025
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
CWIP	Construction work in progress
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Program
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
PISA

Plant-in-service accounting, as allowed by Oklahoma Senate Bill 998, which established a regulatory asset to defer for recovery certain depreciation expense and return associated with qualified plant investments that are not classified as transmission or new generation

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

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "forecast," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Registrants' 2025 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•
costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and
•
other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in the Registrants' 2025 Form 10-K.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2026	2025
OPERATING REVENUES
Revenues from contracts with customers	$736.7	$741.1
Other revenues	15.9	6.6
Operating revenues	752.6	747.7
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	336.7	324.0
OPERATING EXPENSES
Other operation and maintenance	136.5	121.8
Depreciation and amortization	136.4	137.4
Taxes other than income	29.9	31.2
Operating expenses	302.8	290.4
OPERATING INCOME	113.1	133.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.5	7.0
Other net periodic benefit expense	(2.6)	(2.6)
Other income	13.6	7.0
Other expense	(12.3)	(4.5)
Net other income	6.2	6.9
INTEREST EXPENSE
Interest on long-term debt	66.3	61.4
Allowance for borrowed funds used during construction	(3.6)	(4.5)
Interest on short-term debt and other interest charges	(2.8)	10.4
Interest expense	59.9	67.3
INCOME BEFORE TAXES	59.4	72.9
INCOME TAX EXPENSE	9.2	10.2
NET INCOME	$50.2	$62.7
BASIC AVERAGE COMMON SHARES OUTSTANDING	206.3	201.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	207.2	201.9
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.24	$0.31
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.24	$0.31

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net income	$50.2	$62.7
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.1 and $0.1, respectively	—	—
Amortization of deferred net loss, net of tax of $0.0 and $0.0, respectively	0.1	0.1
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $(0.0) and $(0.1), respectively	(0.1)	—
Other comprehensive income, net of tax	—	0.1
Comprehensive income	$50.2	$62.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50.2	$62.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	136.4	137.4
Deferred income taxes and other tax credits, net	7.6	0.7
Allowance for equity funds used during construction	(7.5)	(7.0)
Stock-based compensation expense	3.8	3.0
Regulatory assets	(6.1)	(9.5)
Regulatory liabilities	0.2	0.2
Other assets	1.0	(4.7)
Other liabilities	(18.0)	11.2
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	51.3	(48.8)
Income taxes receivable	1.6	—
Fuel, materials and supplies inventories	2.4	13.0
Fuel recoveries	28.2	(59.7)
Other current assets	(6.5)	0.3
Accounts payable	(45.9)	(59.4)
Other current liabilities	(23.2)	(23.5)
Net cash provided from operating activities	175.5	15.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(266.8)	(249.5)
Cost of removal and other	(16.5)	(14.2)
Net cash used in investing activities	(283.3)	(263.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	(0.6)	(0.1)
Payment of long-term debt	—	(32.4)
Increase in short-term debt	200.4	297.4
Increase in long-term borrowings under revolver	—	100.0
Dividends paid on common stock	(89.1)	(86.6)
Proceeds (costs) from issuance of common stock	2.7	3.1
Cash paid for employee equity-based compensation	(5.6)	(7.3)
Net cash provided from financing activities	107.8	274.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	26.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.2	$26.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, less reserve of $4.4 and $4.1, respectively	304.8	347.8
Accrued unbilled revenues	67.9	76.2
Income taxes receivable	35.7	37.3
Fuel inventories	108.8	112.0
Materials and supplies, at average cost	212.9	212.7
Other	78.2	71.7
Total current assets	808.5	857.9
OTHER PROPERTY AND INVESTMENTS
Other	128.8	129.4
Total other property and investments	128.8	129.4
PROPERTY, PLANT AND EQUIPMENT
In service	17,409.6	17,203.0
Construction work in progress	744.3	744.9
Total property, plant and equipment	18,153.9	17,947.9
Less: accumulated depreciation	5,243.1	5,217.5
Net property, plant and equipment	12,910.8	12,730.4
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	555.9	557.2
Other	68.1	95.6
Total deferred charges and other assets	624.0	652.8
TOTAL ASSETS	$14,472.1	$14,370.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2026	2025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$492.4	$292.0
Accounts payable	282.9	350.6
Dividends payable	87.7	87.6
Customer deposits	125.3	127.2
Accrued taxes	32.8	53.0
Accrued interest	82.6	68.8
Accrued compensation	33.4	54.3
Fuel clause over recoveries	55.3	27.1
Other	39.5	33.5
Total current liabilities	1,231.9	1,094.1
LONG-TERM DEBT	5,369.6	5,369.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	153.1	164.4
Deferred income taxes	1,511.2	1,489.3
Deferred investment tax credits	9.6	9.8
Regulatory liabilities	941.9	957.1
Other	315.6	309.3
Total deferred credits and other liabilities	2,931.4	2,929.9
Total liabilities	9,532.9	9,393.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,379.3	1,378.4
Retained earnings	3,562.5	3,601.5
Accumulated other comprehensive loss, net of tax	(2.6)	(2.6)
Total stockholders' equity	4,939.2	4,977.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,472.1	$14,370.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2025	206.1	$2.1	$1,376.3	$3,601.5	$(2.6)	$4,977.3
Net income	—	—	—	50.2	—	50.2
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends declared on common stock ($0.425 per share)	—	—	—	(89.2)	—	(89.2)
Issuance of common stock	0.1	—	2.7	—	—	2.7
Stock-based compensation	0.2	—	(1.8)	—	—	(1.8)
Balance at March 31, 2026	206.4	$2.1	$1,377.2	$3,562.5	$(2.6)	$4,939.2

Balance at December 31, 2024	201.0	$2.0	$1,165.9	$3,475.7	$(2.7)	$4,640.9
Net income	—	—	—	62.7	—	62.7
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(86.8)	—	(86.8)
Issuance of common stock	0.1	—	3.1	—	—	3.1
Stock-based compensation	0.2	—	(4.3)	—	—	(4.3)
Balance at March 31, 2025	201.3	$2.0	$1,164.7	$3,451.6	$(2.6)	$4,615.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2026	2025
OPERATING REVENUES
Revenues from contracts with customers	$736.7	$741.1
Other revenues	15.9	6.6
Operating revenues	752.6	747.7
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	336.7	324.0
OPERATING EXPENSES
Other operation and maintenance	136.8	121.8
Depreciation and amortization	136.4	137.4
Taxes other than income	29.9	31.2
Operating expenses	303.1	290.4
OPERATING INCOME	112.8	133.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.5	7.0
Other net periodic benefit expense	(2.5)	(2.5)
Other income	2.7	5.3
Other expense	(0.8)	(0.9)
Net other income	6.9	8.9
INTEREST EXPENSE
Interest on long-term debt	60.6	55.6
Allowance for borrowed funds used during construction	(3.6)	(4.5)
Interest on short-term debt and other interest charges	(7.0)	5.7
Interest expense	50.0	56.8
INCOME BEFORE TAXES	69.7	85.4
INCOME TAX EXPENSE	11.8	14.4
NET INCOME	$57.9	$71.0
Other comprehensive income, net of tax	—	—
COMPREHENSIVE INCOME	$57.9	$71.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57.9	$71.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	136.4	137.4
Deferred income taxes and other tax credits, net	7.5	0.3
Allowance for equity funds used during construction	(7.5)	(7.0)
Stock-based compensation expense	3.8	3.0
Regulatory assets	(6.1)	(9.5)
Regulatory liabilities	0.2	0.2
Other assets	1.5	(3.5)
Other liabilities	(13.4)	12.2
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	51.1	(48.8)
Fuel, materials and supplies inventories	2.4	13.0
Fuel recoveries	28.2	(59.7)
Other current assets	(5.4)	5.2
Accounts payable	(45.2)	(43.3)
Income taxes payable - parent	4.2	14.0
Other current liabilities	(28.0)	(37.8)
Net cash provided from operating activities	187.6	46.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(266.8)	(249.5)
Cost of removal	(17.3)	(13.9)
Net cash used in investing activities	(284.1)	(263.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	97.1	286.8
Proceeds from long-term debt	(0.6)	(0.1)
Payment of long-term debt	—	(32.4)
Increase in short-term debt	—	17.0
Increase in long-term borrowings under revolver	—	100.0
Dividends paid on common stock	—	(130.0)
Net cash provided from financing activities	96.5	241.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	24.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.2	$24.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, less reserve of $4.4 and $4.1, respectively	304.4	347.2
Accrued unbilled revenues	67.9	76.2
Advances to parent	—	78.3
Fuel inventories	108.8	112.0
Materials and supplies, at average cost	212.9	212.7
Other	76.9	71.5
Total current assets	771.1	898.1
OTHER PROPERTY AND INVESTMENTS	3.6	4.1
PROPERTY, PLANT AND EQUIPMENT
In service	17,403.5	17,196.9
Construction work in progress	744.3	744.9
Total property, plant and equipment	18,147.8	17,941.8
Less: accumulated depreciation	5,243.1	5,217.5
Net property, plant and equipment	12,904.7	12,724.3
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	555.9	557.2
Other	66.4	93.8
Total deferred charges and other assets	622.3	651.0
TOTAL ASSETS	$14,301.7	$14,277.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2026	2025
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$281.8	$348.7
Advances from parent	23.0	—
Customer deposits	125.3	127.2
Accrued taxes	32.1	52.3
Accrued interest	75.4	66.4
Accrued compensation	33.4	54.3
Fuel clause over recoveries	55.3	27.1
Other	39.5	33.5
Total current liabilities	665.8	709.5
LONG-TERM DEBT	4,961.9	4,961.7
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	86.4	93.2
Deferred income taxes	1,552.9	1,531.3
Deferred investment tax credits	9.6	9.8
Regulatory liabilities	941.9	957.1
Other	281.3	274.7
Total deferred credits and other liabilities	2,872.1	2,866.1
Total liabilities	8,499.8	8,537.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,757.3	1,753.5
Retained earnings	4,044.6	3,986.7
Total stockholder's equity	5,801.9	5,740.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,301.7	$14,277.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2025	40.4	$100.9	$1,652.6	$3,986.7	$5,740.2
Net income	—	—	—	57.9	57.9
Stock-based compensation	—	—	3.8	—	3.8
Balance at March 31, 2026	40.4	$100.9	$1,656.4	$4,044.6	$5,801.9

Balance at December 31, 2024	40.4	$100.9	$1,488.6	$3,736.9	$5,326.4
Net income	—	—	—	71.0	71.0
Stock-based compensation	—	—	3.0	—	3.0
Balance at March 31, 2025	40.4	$100.9	$1,491.6	$3,807.9	$5,400.4

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at March 31, 2026 and December 31, 2025, the results of the Registrants' operations for the three months ended March 31, 2026 and 2025 and the Registrants' cash flows for the three months ended March 31, 2026 and 2025 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2026 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2025 Form 10-K.

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

	March 31,	December 31,
(In millions)	2026	2025
REGULATORY ASSETS
Current:
SPP cost tracker under recoveries (A)	$13.6	$7.1
Other (A)	5.5	4.3
Total current regulatory assets	$19.1	$11.4
Non-current:
Oklahoma deferred storm expenses	$215.3	$224.7
Pension tracker	86.7	88.7
Benefit obligations regulatory asset	84.0	85.6
Arkansas Winter Storm Uri costs	52.1	54.2
Oklahoma PISA deferred costs, net	43.8	22.9
Oklahoma SAP S/4 HANA deferred expenses	16.5	16.5
Sooner Dry Scrubbers	15.3	15.5
Arkansas deferred pension expenses	8.8	13.9
Oklahoma vegetation management program deferred costs	8.4	9.3
Arkansas capacity power purchase agreements	6.7	6.7
Unamortized loss on reacquired debt	5.3	5.5
COVID-19 impacts	3.8	4.1
Other	9.2	9.6
Total non-current regulatory assets	$555.9	$557.2
REGULATORY LIABILITIES
Current:
Oklahoma fuel clause over recoveries	$43.9	$15.7
Oklahoma Energy Efficiency Rider over recoveries (B)	13.3	5.8
Arkansas fuel clause over recoveries	11.4	11.4
Other (B)	1.1	2.0
Total current regulatory liabilities	$69.7	$34.9
Non-current:
Income taxes refundable to customers, net	$703.7	$718.9
Accrued removal obligations, net	234.8	234.7
Other	3.4	3.5
Total non-current regulatory liabilities	$941.9	$957.1
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

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the three months ended March 31, 2026 and 2025. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2025	$(10.0)	$7.4	$(2.6)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(0.1)	—
Balance at March 31, 2026	$(9.9)	$7.3	$(2.6)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(8.8)	$6.1	$(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	0.1
Balance at March 31, 2025	$(8.7)	$6.1	$(2.6)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three months ended March 31, 2026 and 2025.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended
	March 31,
(In millions)	2026	2025
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.1)	$(0.1)	(A)
Prior service cost	(0.1)	(0.1)	(A)
	(0.2)	(0.2)	Income Before Taxes
	(0.1)	(0.1)	Income Tax Expense
	$(0.1)	$(0.1)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.1	$0.1	(A)
	0.1	0.1	Income Before Taxes
	—	0.1	Income Tax Expense
	$0.1	$—	Net Income

Total reclassifications for the period, net of tax	$—	$(0.1)	Net Income

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

	Three Months Ended March 31,
(In millions)	2026	2025
Residential	$253.5	$283.6
Commercial	206.4	206.6
Industrial	59.1	61.6
Oilfield	58.2	59.4
Public authorities and street light	60.3	60.5
System sales revenues	637.5	671.7
Provision for rate refund	—	3.0
Integrated market	47.3	21.3
Transmission	40.7	39.8
Other	11.2	5.3
Revenues from contracts with customers	$736.7	$741.1

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

The Registrants had no financial instruments measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025. The following table presents the carrying amount and fair value of the Registrants' financial instruments at March 31, 2026 and December 31, 2025, as well as the classification level within the fair value hierarchy.

	March 31, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$347.8	$358.1	$347.6	$362.5	Level 2
OGE Energy Term Loan	$59.9	$60.0	$59.9	$60.0	Level 2
OG&E Senior Notes	$4,847.4	$4,589.3	$4,847.2	$4,644.7	Level 2
OG&E Industrial Authority Bonds	$103.0	$103.0	$103.0	$103.0	Level 2
OG&E Tinker Debt	$11.5	$9.0	$11.5	$9.1	Level 3

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three months ended March 31, 2026 and 2025 related to performance units and restricted stock units for the Registrants' employees.

	Three Months Ended
OGE Energy and OG&E	March 31,
(In millions)	2026	2025
Performance units	$2.6	$2.1
Restricted stock units	1.2	0.9
Total compensation expense	$3.8	$3.0
Income tax benefit	$0.9	$0.7

During the three months ended March 31, 2026, OGE Energy issued 168,659 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the three months ended March 31, 2026, OGE Energy granted 220,459 performance units (based on total shareholder return over a three-year period) and 129,233 restricted stock units (primarily with a three-year cliff vesting period) to the Registrants' employees at $56.63 and $46.45 fair value per share, respectively.

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

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 65,207 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2026 and received proceeds of $2.8 million. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs. As of March 31, 2026, there were 4,998,312 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

Common Stock Public Offering and Forward Equity Sale Agreements

In November 2025, OGE Energy entered into FSAs in connection with a completed public offering of 9,226,744 shares of its common stock. The 4,613,372 shares that are subject to the FSAs provide for settlement on a settlement date or dates to be specified at OGE Energy’s discretion on or prior to May 27, 2027. The forward sale price was initially $41.71 per share and is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread and less expected dividends on OGE Energy's common stock during the period the instruments are outstanding. The FSAs will be physically settled with common shares issued by OGE Energy, unless OGE Energy elects to settle the agreements in net cash or net shares, subject to certain conditions. On a settlement date or dates, if OGE Energy elects to physically settle the FSAs, OGE Energy will issue shares of common stock to the various counterparties at the then-applicable forward sale price and receive issuance proceeds at that time.

At March 31, 2026, OGE Energy could have settled the FSAs with physical delivery of 4,613,372 shares of common stock to the counterparties in exchange for cash of $192.4 million. The FSAs could have also been settled at March 31, 2026, with delivery of $18.3 million of cash or approximately 401,000 shares of common stock to the counterparties, if OGE Energy had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction; therefore, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in OGE Energy's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of OGE Energy's common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by OGE Energy in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of OGE Energy's stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. As of March 31, 2026, approximately 401,000 incremental shares were included in the calculation of diluted earnings per share related to the securities under the FSAs.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to OGE Energy by the weighted-average number of OGE Energy's common shares outstanding during the period. In the calculation of diluted earnings per share, weighted-average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for OGE Energy consist of performance units and restricted stock units and shares under the FSAs, as further discussed above.

The following table presents the calculation of basic and diluted earnings per share for OGE Energy.

	Three Months Ended
	March 31,
(In millions, except per share data)	2026	2025
Net income	$50.2	$62.7
Average common shares outstanding:
Basic average common shares outstanding	206.3	201.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.5	0.7
Forward equity sale agreements	0.4	—
Diluted average common shares outstanding	207.2	201.9
Basic earnings per average common share	$0.24	$0.31
Diluted earnings per average common share	$0.24	$0.31
Anti-dilutive shares excluded from earnings per share calculation	—	—

8. Long-Term Debt

At March 31, 2026, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.40%	-	2.60%	Muskogee Industrial Authority, June 1, 2027	$56.0
1.45%	-	2.70%	Garfield Industrial Authority, October 1, 2039	47.0
Total (redeemable during next 12 months)				$103.0

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

Issuance of Long-Term Debt

On April 1, 2026, OG&E issued $350.0 million of 5.90 percent senior notes due April 1, 2056. The proceeds from this issuance were added to OG&E's general funds and used for general corporate purposes, including repayment of short-term debt, repayment of borrowings under OG&E's revolving credit facility, and funding of OG&E's capital investment program and working capital needs.

9. Credit Facilities and Short-Term Debt

The Registrants borrow, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. The following table presents information regarding the Registrants' revolving credit agreements at March 31, 2026.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate (F)	Expiration
	(In millions)
OGE Energy (B)	$550.0	$492.4	4.14%	December 18, 2029
OGE Energy (C)	60.0	—	—%	May 24, 2027
OG&E (D)(E)	550.0	0.4	1.20%	December 18, 2029
Total	$1,160.0	$492.8	4.13%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2026. Typically, OGE Energy issues commercial paper to address consolidated operational activity, and OG&E will borrow from OGE Energy under the intercompany borrowing agreement as discussed below in footnote (E).
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2029. At March 31, 2026, there were $41.1 million in borrowings under this agreement.
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

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OGE Energy	March 31,		March 31,
(In millions)	2026	2025	2026	2025
Service cost	$1.4	$1.4	$0.3	$0.3
Interest cost	3.9	4.0	0.1	0.1
Expected return on plan assets	(4.1)	(4.1)	—	—
Amortization of net loss	1.6	1.5	—	—
Amortization of unrecognized prior service cost (A)	—	—	0.1	—
Net periodic benefit cost	$2.8	$2.8	$0.5	$0.4

(A) Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OG&E	March 31,		March 31,
(In millions)	2026	2025	2026	2025
Service cost	$1.4	$1.4	$—	$—
Interest cost	3.4	3.5	—	—
Expected return on plan assets	(3.6)	(3.5)	—	—
Amortization of net loss	1.5	1.4	—	—
Total net periodic benefit cost	2.7	2.8	—	—
Plus: Amount allocated from OGE Energy	—	—	0.4	0.4
Net periodic benefit cost	$2.7	$2.8	$0.4	$0.4

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three months ended March 31, 2026 and 2025, the Registrants recognized the following:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.3)	$(0.2)
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2026	2025	2026	2025
Service cost	$—	$—	$—	$—
Interest cost	1.2	1.3	0.9	1.0
Expected return on plan assets	(0.4)	(0.4)	(0.3)	(0.4)
Amortization of net loss	—	—	—	0.1
Total net periodic benefit cost	0.8	0.9	0.6	0.7
Plus: Amount allocated from OGE Energy			0.1	0.1
Net periodic benefit cost	$0.8	$0.9	$0.7	$0.8

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three months ended March 31, 2026 and 2025, the Registrants recognized the following:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$—	$—
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three months ended March 31, 2026 and 2025.

	Three Months Ended
OGE Energy and OG&E	March 31,
(In millions)	2026	2025
Capitalized portion of net periodic pension benefit cost	$0.6	$0.6
Capitalized portion of net periodic postretirement benefit cost	$—	$—

Pension Plan Funding

In March 2026, OGE Energy made a $5.0 million contribution to its Pension Plan related to OG&E employees and expects to make an additional contribution of $10.0 million to the Pension Plan in 2026. The Registrants could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The Registrants' chief operating decision maker uses net income as a measure of reportable segment profit or loss to make operating decisions, allocate resources, and assess performance. The following tables, which include significant segment expenses, present the results of OGE Energy's business segments for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$752.6	$—	$—	$752.6
Fuel, purchased power and direct transmission expense	336.7	—	—	336.7
Other operation and maintenance	136.8	(0.3)	—	136.5
Depreciation and amortization	136.4	—	—	136.4
Taxes other than income	29.9	—	—	29.9
Operating income	112.8	0.3	—	113.1
Other income	6.9	(0.3)	(0.4)	6.2
Interest expense	50.0	10.3	(0.4)	59.9
Income tax expense (benefit)	11.8	(2.6)	—	9.2
Net income (loss)	$57.9	$(7.7)	$—	$50.2
Total assets	$14,301.7	$182.2	$(11.8)	$14,472.1
Capital expenditures	$266.8	$—	$—	$266.8

Three Months Ended March 31, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$747.7	$—	$—	$747.7
Fuel, purchased power and direct transmission expense	324.0	—	—	324.0
Other operation and maintenance	121.8	—	—	121.8
Depreciation and amortization	137.4	—	—	137.4
Taxes other than income	31.2	—	—	31.2
Operating income	133.3	—	—	133.3
Other income	8.9	1.2	(3.2)	6.9
Interest expense	56.8	13.7	(3.2)	67.3
Income tax expense (benefit)	14.4	(4.2)	—	10.2
Net income (loss)	$71.0	$(8.3)	$—	$62.7
Total assets	$13,810.4	$582.6	$(439.8)	$13,953.2
Capital expenditures	$249.5	$—	$—	$249.5

12. Commitments and Contingencies

Except as set forth below, in Note 13 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 13 and 14 to the financial statements included in the Registrants' 2025 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' material commitments and contingent liabilities.

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

In 2023, OG&E was named, along with its contractor, as a defendant in a lawsuit filed by an apartment owner and its insurance companies seeking in excess of $60.0 million in damages related to a fire at an apartment building under construction in Oklahoma City. Several additional defendants have also been named. OG&E disputes the claims in the lawsuit and intends to vigorously defend this action. If OG&E is ultimately deemed liable for damages in connection with this incident, OG&E believes its existing insurance policies will cover its costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have. Due to the uncertain nature of this litigation, the outcome cannot be predicted, and OG&E is unable to provide a range of possible loss in this matter.

13. Rate Matters and Regulation

Except as disclosed below, the circumstances set forth in Note 14 to the financial statements included in the Registrants' 2025 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' regulatory matters.

Completed Regulatory Matters

Integrated Resource Plans

In 2025, OG&E issued its 2025 IRP to the OCC and APSC. The 2025 IRP was intended to address updated planning assumptions from OG&E’s 2024 IRP and present OG&E’s current capacity needs in light of the SPP’s planning reserve margin requirements for both summer and winter seasons as well as the SPP’s revised resource accreditation methodologies and updated load projections. The 2025 IRP identified capacity needs of 1,647 MWs by 2030. OG&E has executed contracts for nearly 1,000 MWs of generation as a result of the 2024 request for proposal process, and regulatory approvals are currently being pursued, as further discussed below. Further, in January 2026, OG&E issued additional requests for proposals for resources to meet projected capacity needs while maintaining affordability and reliability for OG&E's customers. On April 23, 2026, OG&E issued its final 2026 IRP to the OCC and APSC, which is intended to address OG&E's updated load forecast as well as updated SPP Resource Adequacy policies. The 2026 IRP identifies capacity needs of 1,922 MWs by the 2031/2032 winter season, which is inclusive of approximately 800 MWs of capacity needs driven by changes in the SPP Resource Adequacy policies. During the second quarter of 2026, OG&E expects to file long-term special contracts with the OCC to serve multiple Google data centers. The electric service expected to be provided pursuant to the special contracts is consistent with the assumptions in both the 2025 and 2026 IRPs. OG&E intends to evaluate incremental capacity needs through future IRPs and to continue to seek capacity additions, as needed.

APSC Proceedings

2025 Arkansas Act 373 Tariff Filing

In December 2025, OG&E filed an application for approval of an Act 373 tariff to recover return on CWIP and revenue requirement for Horseshoe Lake and Tinker generation facilities. Recovery under the Act 373 tariff is dependent on a finding of eligibility for the Horseshoe Lake Units 11 and 12 and Tinker generation facilities in the prudence case disclosed below. On April 27, 2026, the APSC issued an order approving OG&E's Act 373 tariff.

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

APSC Proceedings

Arkansas Prudence of Horseshoe Lake and Tinker Generation Facilities

In December 2024, pursuant to orders in the generation construction notice filings, OG&E filed an application requesting a determination of prudence of action and initial contract costs for the generating units being constructed at Horseshoe Lake (Units 11 and 12) and Tinker Air Force Base. In May 2025, intervenors, including the Attorney General, filed direct testimony and APSC staff recommended a finding of prudence of action and initial contract costs for both projects. The Attorney General recommended approval of the Horseshoe Lake project but raised concerns regarding certain elements of the Tinker Air Force Base project. In May 2025, OG&E filed a supplemental application to serve as notice to the APSC of OG&E’s intent to recover the costs of these projects through a rider under the newly enacted Act 373. In June 2025, OG&E filed rebuttal testimony to address concerns raised by the Attorney General in direct testimony. OG&E entered into a settlement agreement with APSC Staff in August 2025 that agreed the Horseshoe Lake and Tinker combustion turbines were prudent and that OG&E satisfied part of the eligibility criteria for recovery of these costs through a Strategic Investment Rider. The Arkansas Attorney General opposes the part of the settlement relating to eligibility for a Strategic Investment Rider. In August 2025, the APSC issued an order seeking additional testimony that responds to several questions related to the eligibility of the Strategic Investment Rider for out of state projects. In September 2025, OG&E and APSC Staff filed responsive supplemental testimony. OG&E is awaiting a final order from the APSC.

2025 Arkansas Preapproval Case

In July 2025, OG&E filed an application requesting several approvals from the APSC relating to three capacity projects arising from the 2024 request for proposals for generating capacity: (i) the Black Kettle Battery Storage capacity purchase agreement; (ii) the Kiamichi natural gas capacity purchase agreement; and (iii) construction of two additional combustion turbines at the Horseshoe Lake generating facility (Units 13 and 14). OG&E sought authority to begin construction of the Horseshoe Lake units, a prudency determination of those new Horseshoe Lake units, authorization to enter into the Black Kettle Battery Storage capacity purchase agreement and other findings needed under Arkansas law, including eligibility to recover costs of the new Horseshoe Lake units through a rider under the newly enacted Act 373. In November 2025, OG&E and the APSC staff filed a settlement agreement approving OG&E’s application with some additional reporting requirements and allowing an additional return on the Black Kettle Battery Storage capacity purchase agreement at the 20-year U.S. treasury rate. In December 2025, the Attorney General filed testimony in opposition to the settlement. In January 2026, the APSC issued an order denying the settlement agreement and denying preapproval of Horseshoe Lake Units 13 and 14 but approving the Black Kettle Battery Storage capacity purchase agreement. The APSC also found that OG&E did not need to seek approval of the Kiamichi natural gas capacity purchase agreement since the term is shorter than five years. In the order, the APSC stated OG&E could still seek a prudence determination and cost recovery of Horseshoe Lake Units 13 and 14 after they are placed into service. In February 2026, OG&E filed additional evidence pursuant to Arkansas law and requested that the APSC consider the additional evidence in finding that Horseshoe Lake Units 13 and 14 are reasonable, necessary and in the public interest. In March 2026, the APSC issued an order which again declined to grant prudence of Horseshoe Lake Units 13 and 14 but clarified that OG&E is authorized to begin construction and the APSC's previous order should not be construed to indicate prudence or imprudence. The APSC re-stated that OG&E may request approval for Horseshoe Lake Units 13 and 14 in a future rate case.

Arkansas Frontier Energy Storage Project Preapproval Filing

In February 2026, OG&E filed a preapproval case for the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma. The Frontier Energy Storage Project is the final project resulting from OG&E's 2024 request for proposals and subsequent negotiations. In this proceeding, OG&E seeks authorization to commence construction of the Frontier Energy Storage Project and to later acquire the facility pursuant to the purchase and sale agreement, a prudency determination for the project, and all other findings and approvals needed under Arkansas law. On April 1, 2026, the APSC Staff and the Attorney General filed direct testimony recommending approval of the Frontier Energy Storage Project, subject to certain conditions. OG&E's rebuttal testimony is due on May 1, 2026.

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

The SPP has submitted a refund process to the FERC stating some issues need the FERC's clarification before refunds can proceed. OG&E and other parties have commented on the filings, and the matter remains pending before the FERC. The SPP has calculated that OG&E will need to refund approximately $14 million, net of amounts paid to other utilities for upgrades, plus interest. This would shift recovery of these upgrade credits to future periods. Of the $14 million, the Registrants would be impacted by $4 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $10 million in expense through rider mechanisms or the FERC formula rate. As of March 31, 2026, the Registrants have reserved $14 million plus estimated interest for a potential refund.

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

OCC Proceedings

Oklahoma CWIP Filing

In December 2025, OG&E filed an application for CWIP treatment for Horseshoe Lake combustion turbines Units 13 and 14, as allowed by Oklahoma Senate Bill 998. A motion to dismiss the case was filed by the Oklahoma Industrial Energy Consumers, as well as the Public Utility Division Staff. OG&E filed a response as well as motions to move the case and all outstanding motions to be heard en banc. These motions were heard before the OCC in January 2026. In March 2026, the OCC issued an order dismissing the case, and on the same day, OG&E filed an appeal at the Oklahoma Supreme Court. On April 10, 2026, OG&E filed its opening brief, and response briefs are due by May 19, 2026.

Oklahoma Frontier Energy Storage Project Preapproval Filing

In December 2025, OG&E filed a preapproval case for the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma. The Frontier Energy Storage Project is the final project resulting from OG&E's 2024 request for proposals and subsequent negotiations. In January 2026, the Attorney General and Petroleum Alliance of Oklahoma filed a joint motion to dismiss the case based on an interpretation that a battery energy storage system is not an electric generation facility. In February 2026, OG&E filed a response in opposition to the joint motion to dismiss. On April 22, 2026, the Administrative Law Judge issued a report that recommended the OCC deny the joint motion to dismiss. A hearing on the merits is scheduled to begin on May 6, 2026.

Oklahoma 2025 Fuel Prudence

On April 1, 2026, the Public Utility Division Staff filed their application initiating the prudence review of the 2025 fuel adjustment clause. OG&E expects to file its minimum filing requirements and direct testimony no later than June 1, 2026, in accordance with OCC rules.

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

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services that enrich its communities, encouraging growth and a higher quality of life. OGE Energy's purpose comes with a balanced approach to multifaceted stewardship: keeping its employees (internally referred to as "members") safe, reducing its environmental impact, strengthening its diverse communities and ensuring its effective corporate governance. OGE Energy's business model is centered around growth and sustainability for members, communities and customers and the owners of OGE Energy, its shareholders. OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of consolidated earnings per share of five to seven percent through 2030, and consolidated earnings per share in the top half of the range in 2027 and 2028, supported by expected strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy's long-term sustainability is predicated on providing exceptional customer engagement, strengthening the energy grid, investing in proven technologies to meet generation capacity needs, environmental stewardship, strong governance practices and caring for and supporting its members and communities. Further discussion of OGE Energy's strategy can be found in its 2025 Form 10-K.

Recent Developments

OG&E's Regulatory Matters

Current activity related to OG&E's regulatory matters is discussed in Note 13 within "Item 1. Financial Statements."

Summary of OGE Energy Operating Results

Three Months Ended March 31, 2026 as compared to the Three Months Ended March 31, 2025

OGE Energy's net income was $50.2 million, or $0.24 per diluted share, during the three months ended March 31, 2026 as compared to $62.7 million, or $0.31 per diluted share, during the same period in 2025. The decrease in net income of $12.5 million, or $0.07 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $13.1 million, or $0.07 per diluted share of OGE Energy's common stock, was primarily due to lower operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by milder weather and higher other operation and maintenance expense, partially offset by the deferral of certain interest expense to a regulatory asset in accordance with Oklahoma PISA.
•
A decrease in net loss of other operations of $0.6 million was primarily due to lower interest expense, driven by a lower average short-term debt balance during the first quarter of 2026 compared to the first quarter of 2025.

2026 Outlook

OGE Energy’s consolidated earnings guidance remains unchanged from OGE Energy's original 2026 earnings guidance range of $494 million to $514 million, or $2.38 to $2.48 per average diluted share. OG&E is projected to earn approximately $533 million, or $2.57 per average diluted share. A loss of $30 million, or $0.14 per average diluted share is projected for other operations (primarily the holding company). This guidance assumes, among other things, approximately 207.3 million average diluted shares outstanding and normal weather for the remainder of the year. OG&E has significant seasonality in its earnings due to weather on a year-over-year basis. See OGE Energy's 2025 Form 10-K for other key factors and assumptions underlying its 2026 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three months ended March 31, 2026 as compared to the same period in 2025 and the Registrants' financial position at March 31, 2026. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
OGE Energy	March 31,
(In millions, except per share data)	2026	2025
Net income	$50.2	$62.7
Basic average common shares outstanding	206.3	201.2
Diluted average common shares outstanding	207.2	201.9
Basic earnings per average common share	$0.24	$0.31
Diluted earnings per average common share	$0.24	$0.31
Dividends declared per common share	$0.42500	$0.42125

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net income (loss):
OG&E (Electric Company)	$57.9	$71.0
Other operations	(7.7)	(8.3)
OGE Energy net income	$50.2	$62.7

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended
	March 31,
(Dollars in millions)	2026	2025
Operating revenues	$752.6	$747.7
Fuel, purchased power and direct transmission expense	336.7	324.0
Other operation and maintenance	136.8	121.8
Depreciation and amortization	136.4	137.4
Taxes other than income	29.9	31.2
Operating income	112.8	133.3
Allowance for equity funds used during construction	7.5	7.0
Other net periodic benefit expense	(2.5)	(2.5)
Other income	2.7	5.3
Other expense	0.8	0.9
Interest expense	50.0	56.8
Income tax expense	11.8	14.4
Net income	$57.9	$71.0
Operating revenues by classification:
Residential	$260.4	$287.3
Commercial	212.0	208.8
Industrial	60.7	62.2
Oilfield	58.4	59.2
Public authorities and street light	61.9	60.8
System sales revenues	653.4	678.3
Provision for rate refund	—	3.0
Integrated market	47.3	21.3
Transmission	40.7	39.8
Other	11.2	5.3
Total operating revenues	$752.6	$747.7
MWh sales by classification (In millions)
Residential	2.1	2.5
Commercial	2.8	2.7
Industrial	1.0	1.0
Oilfield	1.1	1.1
Public authorities and street light	0.7	0.7
System sales	7.7	8.0
Integrated market	0.3	0.2
Total sales	8.0	8.2
Number of customers	915,232	908,851
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	7.454	5.345
Coal	2.576	2.745
Total fuel	5.577	3.905
Total fuel and purchased power	4.012	3.795
Degree days (A)
Heating - Actual	1,383	1,900
Heating - Normal	1,889	1,889
Cooling - Actual	92	19
Cooling - Normal	10	10
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

OG&E's net income decreased $13.1 million, or 18.5 percent, during the three months ended March 31, 2026, as compared to the same period in 2025. The following section discusses the primary drivers for the decrease in net income during the three months ended March 31, 2026 as compared to the same period in 2025.

Operating revenues increased $4.9 million, or 0.7 percent, during the three months ended March 31, 2026, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$12.7
Price variance	6.3
Guaranteed Flat Bill program (B)	5.9
Non-residential demand and related revenues	4.1
New customer growth	3.6
Wholesale transmission revenue	(0.3)
Industrial and oilfield sales	(0.7)
Quantity impacts (includes weather) (C)	(26.7)
Change in operating revenues	$4.9
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
(C)
Decreased primarily due to a 27 percent decrease in heating degree days.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $12.7 million, or 3.9 percent, during the three months ended March 31, 2026, primarily driven by the below factors.

(In millions)	$ Change
Fuel expense (A)	$26.4
Purchased power costs:
Purchases from SPP (B)	(22.5)
Wind	2.4
Other	0.8
Transmission expense	5.6
Change in fuel, purchased power and direct transmission expense	$12.7
(A)
Increased primarily due to higher fuel costs related to the generating assets utilized during the period.
(B)
Decreased primarily due to lower market prices during the period.

Other operation and maintenance expense increased $15.0 million, or 12.3 percent, during the three months ended March 31, 2026, primarily due to an increase in energy efficiency program activities and services, which are recoverable through riders, contract professional services, and uncollectible accounts, partially offset by lower contract technical and construction services driven by the timing of certain projects.

Depreciation and amortization expense decreased $1.0 million, or 0.7 percent, during the three months ended March 31, 2026, primarily due to deferrals of allowable depreciation and amortization expense of $11.2 million to a regulatory asset in accordance with Oklahoma PISA, partially offset by additional assets being placed into service.

Net other income decreased $2.0 million, or 22.5 percent, during the three months ended March 31, 2026, primarily due to decreased interest income related to the carrying charge for the higher fuel under recovery balance in early 2025.

Interest expense decreased $6.8 million, or 12.0 percent, during the three months ended March 31, 2026, primarily due to the deferral of certain interest expense to a regulatory asset in accordance with Oklahoma PISA, partially offset by the $350.0 million in senior notes issuance in April 2025.

Income tax expense decreased $2.6 million, or 18.1 percent, during the three months ended March 31, 2026, primarily due to lower pretax income.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Three Months Ended
	March 31,		2026 vs. 2025
(Dollars in millions)	2026	2025	$ Change	% Change
Net cash provided from operating activities (A)	$175.5	$15.9	$159.6	*
Net cash used in investing activities (B)	$(283.3)	$(263.7)	$(19.6)	7.4%
Net cash provided from financing activities (C)	$107.8	$274.1	$(166.3)	(60.7)%

* Change is greater than 100 percent.

(A)
Changed primarily due to increases in cash received from customers, including cash related to fuel recoveries and customer connections.
(B)
Changed primarily due to timing of power delivery projects and an increase in the cost of removals.
(C)
Changed primarily due to decreases in long-term revolver borrowings and short-term debt, partially offset by the repayment of the Muskogee industrial authority bonds that matured in January 2025.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at March 31, 2026 compared to December 31, 2025.

Accounts Receivable and Accrued Unbilled Revenues decreased $51.3 million, or 12.1 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower usage in early 2026 compared to late 2025.

Short-term Debt increased $200.4 million, or 68.6 percent, primarily due to increased borrowings for general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accounts Payable decreased $67.7 million, or 19.3 percent, primarily due to the timing of vendor payments and a decrease in fuel and integrated market payables.

Accrued Taxes decreased $20.2 million, or 38.1 percent, primarily resulting from the timing of payments for ad valorem taxes.

Accrued Interest increased $13.8 million, or 20.1 percent, primarily resulting from the timing of interest payments and accruals.

Accrued Compensation decreased $20.9 million, or 38.5 percent, primarily due to 2025 incentive compensation payouts that occurred during the first quarter of 2026.

Fuel Clause Over Recoveries increased $28.2 million, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2026 through 2030 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2025 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2025 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the settlement of the FSAs, sales of common stock to the public, including through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan, or other offerings will be adequate over the short-term and the long-term to meet anticipated cash needs and to fund future growth opportunities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at March 31, 2026.

(Dollars in millions)	March 31, 2026
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$667.2
Balance of cash and cash equivalents	$0.2

The following table presents information about OGE Energy's total short-term debt activity for the three months ended March 31, 2026.

(Dollars in millions)	Three Months Ended March 31, 2026
Average balance of short-term debt	$429.6
Weighted-average interest rate of average balance of short-term debt	3.95%
Maximum month-end balance of short-term debt	$516.5

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2025 and ending December 31, 2026.

Issuance of Long-Term Debt

On April 1, 2026, OG&E issued $350.0 million of 5.90 percent senior notes due April 1, 2056. The proceeds from this issuance were added to OG&E's general funds and used for general corporate purposes, including repayment of short-term debt, repayment of borrowings under OG&E's revolving credit facility, and funding of OG&E's capital investment program and working capital needs.

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

On April 20, 2026, Moody's Investors Service revised their ratings outlook on both OGE Energy and OG&E to stable from negative. Moody's Investors Service indicated the stabilization of outlooks reflects an expectation that OGE Energy and OG&E will maintain adequate financial metrics over the next few years that are consistent with current rating levels.

Common Stock

In November 2025, OGE Energy entered into FSAs in connection with a completed public offering of 9,226,744 shares of its common stock. The 4,613,372 shares that are subject to the FSAs provide for settlement on a settlement date or dates to be specified at OGE Energy’s discretion on or prior to May 27, 2027. The forward sale price was initially $41.71 per share and is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread and less expected dividends on OGE Energy's common stock during the period the instruments are outstanding. See Note 7 within "Item 1. Financial Statements" for further discussion.

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

In management's opinion, the areas where the most significant judgment is exercised include the determination of pension and postretirement plan assumptions, income taxes, contingency reserves, and regulatory assets and liabilities. The selection, application and disclosure of the critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2025 Form 10-K.

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

Changes in presidential administrations can result in uncertainty regarding policy or initiatives relating to activities that may affect the environment. In March 2025, the EPA announced that it would begin reconsideration of numerous regulations, including several that apply to OG&E. The EPA has begun this process for certain regulations as described below and must adhere to the legal requirements for enacting, revising, repealing, or replacing agency regulations. Future developments, such as changes in existing laws, introduction of new laws or regulations, or the emergence of new facts or conditions, may result in significant changes to anticipated costs for the Registrants.

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

In a related matter, in April 2022, the EPA published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOx emissions. OG&E commented on this proposed FIP in June 2022. By June 2023, the EPA finalized this plan for

23 states, including Oklahoma. This final Good Neighbor FIP would revise Oklahoma's NOx emissions budget for electric generating units, including OG&E's, starting in 2023. The emissions budget would decrease over time based on achievable reductions. OG&E estimated a 34.5 percent reduction by 2026 from 2023 levels and a 50 percent reduction by 2027 from 2021 levels. Following the FIP issuance, OG&E has been considering options to cut emissions at its generating units, including buying emission allowances, installing selective catalytic reduction systems, switching coal units to gas, or retiring and replacing capacity. OG&E submitted its final 2024 IRP to the OCC and APSC in March 2024, which evaluates various compliance options related to the EPA's Good Neighbor FIP. Due to the uncertainty surrounding the SIP disapproval and FIP implementation, OG&E cannot determine the exact cost of compliance. The costs depend on the litigation outcome, chosen control strategies, regulatory approvals, and project timelines. However, OG&E estimated in mid-2023 that compliance costs could range from $2.4 billion to $2.8 billion, including $100 million to $300 million over the first 12 to 18 months following the FIP's effectiveness. OG&E plans to seek recovery of necessary environmental expenditures but cannot guarantee approval or timely recovery of all such expenditures. In October 2023, several petitioners sought a stay of the final FIP from the U.S. Supreme Court, pending review of the challenges in the U.S. Court of Appeals for the District of Columbia. The U.S. Supreme Court granted the stay in June 2024. The EPA requested a delay in the case in February 2025, which was denied. In March 2025, the EPA sought to reconsider the rule without vacating it. The D.C. Circuit Court agreed to hold the case in abeyance in April 2025, requiring status reports every 90 days. The timing of further action is unknown.

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

New Source Performance Standards

In December 2024, the EPA published in the Federal Register a proposed rule that would revise the new source performance standards regulating NOx and SO2 emissions from new, modified, and reconstructed stationary combustion turbines. OG&E participated with trade associations to submit comments on the proposed rule in April 2025. In January 2026, the EPA published in the Federal Register its final rule establishing NOx emissions standards for several subcategories of stationary combustion turbines based on the size, rates of utilization, design efficiency, and fuel type of these turbines. The rule applies to affected sources constructed, modified, or reconstructed after the December 2024 publication date. As only future, currently unknown activities are affected by this regulation, it is unknown what potential material impacts, if any, there will be from this final action by EPA.

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

Mercury and Air Toxics Standards

In April 2024, the EPA released the final revised Mercury and Air Toxics Standards regulation with a compliance date in July 2027. A coalition of states, including Oklahoma, challenged this rule in the D.C. Circuit Court and sought a stay, which was denied. This coalition of states then filed an emergency stay application with the U.S. Supreme Court, which was also denied. In April 2025, the EPA extended the compliance deadline to July 8, 2029. In June 2025, the EPA proposed to repeal the revised Mercury and Air Toxics Standards; the repeal was finalized in February 2026, removing the emission limit and monitoring requirements revised in 2024. In March 2026, the repeal was challenged in the D.C. Circuit Court. The potential material impacts, if any, of further actions by the EPA or final action by the D.C. Circuit Court are currently unknown.

Greenhouse Gas

OG&E monitors developments in federal greenhouse gas (“GHG”) emissions regulations applicable to fossil fuel-fired electric generating units. Changes in legal standards, including the implementation of rules for the power sector finalized by the EPA in 2024 or the adoption of new regulations, could require significant capital investment and compliance expenditures. If such costs are not recoverable through regulated rates, OG&E’s financial position, results of operations, and cash flows could be materially affected.

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

Separately, in February 2026, the EPA released a final rule that rescinds the agency’s 2009 Endangerment Finding, which determined that GHG emissions endanger public health and welfare. While rescinding the Endangerment Finding would not directly alter the 2024 GHG rules, it may result in increased regulatory uncertainty for the power sector as future generation needs are considered.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Registrants from those discussed in the Registrants' 2025 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Registrants' 2025 Form 10-K for a description of certain legal proceedings presently pending. Except as described in Notes 12 and 13 within "Part I - Item 1. Financial Statements," there are no new significant cases to report against the Registrants, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Registrants' risk factors from those discussed in the Registrants' 2025 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
4.01

Supplemental Indenture No. 26 dated as of April 1, 2026 between OG&E and BOKF, NA, as trustee, creating the OG&E Senior Notes (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 1, 2026 (File No. 1-1097) and incorporated by reference herein).

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
+ Represents exhibits included herewith. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

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

April 28, 2026