Form 10-Q
period 2026-06-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2026-07-29
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At June 30, 2026, there were 206,581,287 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At June 30, 2026, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
Act 373	Arkansas Act 373, also known as the Generating Arkansas Jobs Act of 2025
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
CPA	Capacity purchase agreement
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
CWIP	Construction work in progress
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Program
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

PM	Particulate matter
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021
XLPL	Extra Large Power and Light

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2026	2025	2026	2025
OPERATING REVENUES
Revenues from contracts with customers	$688.0	$719.7	$1,424.7	$1,460.8
Other revenues	23.9	21.9	39.8	28.5
Operating revenues	711.9	741.6	1,464.5	1,489.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	217.7	261.1	554.4	585.1
OPERATING EXPENSES
Other operation and maintenance	138.7	127.1	275.2	248.9
Depreciation and amortization	138.1	140.6	274.5	278.0
Taxes other than income	25.8	26.2	55.7	57.4
Operating expenses	302.6	293.9	605.4	584.3
OPERATING INCOME	191.6	186.6	304.7	319.9
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.3	6.0	14.8	13.0
Other net periodic benefit expense	(2.6)	(2.9)	(5.2)	(5.5)
Other income	15.3	17.2	28.9	24.2
Other expense	(7.1)	(5.2)	(19.4)	(9.7)
Net other income	12.9	15.1	19.1	22.0
INTEREST EXPENSE
Interest on long-term debt	71.6	66.6	137.9	128.0
Allowance for borrowed funds used during construction	(3.4)	(3.7)	(7.0)	(8.2)
Interest on short-term debt and other interest charges	(1.5)	9.3	(4.3)	19.7
Interest expense	66.7	72.2	126.6	139.5
INCOME BEFORE TAXES	137.8	129.5	197.2	202.4
INCOME TAX EXPENSE	21.5	22.0	30.7	32.2
NET INCOME	$116.3	$107.5	$166.5	$170.2
BASIC AVERAGE COMMON SHARES OUTSTANDING	206.5	201.3	206.4	201.3
DILUTED AVERAGE COMMON SHARES OUTSTANDING	207.8	202.1	207.5	202.0
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.56	$0.53	$0.81	$0.85
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.56	$0.53	$0.80	$0.84

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net income	$116.3	$107.5	$166.5	$170.2
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.1 and $0.1, respectively	0.1	—	0.1	—
Amortization of deferred net loss, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	0.1	0.1	0.2	0.2
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $(0.0), $(0.0), $(0.0) and $(0.1), respectively	(0.1)	—	(0.2)	—
Other comprehensive income, net of tax	0.1	0.1	0.1	0.2
Comprehensive income	$116.4	$107.6	$166.6	$170.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166.5	$170.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	274.5	278.0
Deferred income taxes and other tax credits, net	19.0	1.2
Allowance for equity funds used during construction	(14.8)	(13.0)
Stock-based compensation expense	7.7	6.6
Regulatory assets	(20.4)	(30.1)
Regulatory liabilities	2.1	0.4
Other assets	11.6	(5.2)
Other liabilities	(20.4)	9.7
Other	—	(8.7)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(4.7)	(116.9)
Income taxes receivable	11.8	(0.2)
Fuel, materials and supplies inventories	(0.7)	4.1
Fuel recoveries	124.9	11.8
Other current assets	8.0	23.9
Accounts payable	(49.6)	13.8
Other current liabilities	(4.1)	8.9
Net cash provided from operating activities	511.4	354.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(488.6)	(523.2)
Cost of removal and other	(30.2)	(35.8)
Net cash used in investing activities	(518.8)	(559.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	341.3	344.4
Payment of long-term debt	(0.1)	(32.5)
(Decrease) increase in short-term debt	(162.9)	65.2
Dividends paid on common stock	(176.8)	(171.5)
Proceeds (costs) from issuance of common stock	12.2	6.1
Cash paid for employee equity-based compensation	(5.6)	(7.3)
Net cash provided from financing activities	8.1	204.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.7	(0.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.9	$0.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.9	$0.2
Accounts receivable, less reserve of $2.9 and $4.1, respectively	323.7	347.8
Accrued unbilled revenues	105.0	76.2
Income taxes receivable	25.5	37.3
Fuel inventories	110.6	112.0
Materials and supplies, at average cost	214.2	212.7
Other	63.7	71.7
Total current assets	843.6	857.9
OTHER PROPERTY AND INVESTMENTS
Other	118.8	129.4
Total other property and investments	118.8	129.4
PROPERTY, PLANT AND EQUIPMENT
In service	17,565.0	17,203.0
Construction work in progress	769.0	744.9
Total property, plant and equipment	18,334.0	17,947.9
Less: accumulated depreciation	5,312.4	5,217.5
Net property, plant and equipment	13,021.6	12,730.4
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	562.4	557.2
Other	80.2	95.6
Total deferred charges and other assets	642.6	652.8
TOTAL ASSETS	$14,626.6	$14,370.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2026	2025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$129.1	$292.0
Accounts payable	282.2	350.6
Dividends payable	87.8	87.6
Customer deposits	121.0	127.2
Accrued taxes	50.3	53.0
Accrued interest	74.1	68.8
Accrued compensation	38.5	54.3
Long-term debt due within one year	115.9	—
Fuel clause over recoveries	152.0	27.1
Other	48.6	33.5
Total current liabilities	1,099.5	1,094.1
LONG-TERM DEBT	5,598.2	5,369.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	157.4	164.4
Deferred income taxes	1,535.3	1,489.3
Deferred investment tax credits	9.4	9.8
Regulatory liabilities	935.6	957.1
Other	310.0	309.3
Total deferred credits and other liabilities	2,947.7	2,929.9
Total liabilities	9,645.4	9,393.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,392.7	1,378.4
Retained earnings	3,591.0	3,601.5
Accumulated other comprehensive loss, net of tax	(2.5)	(2.6)
Total stockholders' equity	4,981.2	4,977.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,626.6	$14,370.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2025	206.1	$2.1	$1,376.3	$3,601.5	$(2.6)	$4,977.3
Net income	—	—	—	50.2	—	50.2
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends declared on common stock ($0.425 per share)	—	—	—	(89.2)	—	(89.2)
Issuance of common stock	0.1	—	2.7	—	—	2.7
Stock-based compensation	0.2	—	(1.8)	—	—	(1.8)
Balance at March 31, 2026	206.4	$2.1	$1,377.2	$3,562.5	$(2.6)	$4,939.2
Net income	—	—	—	116.3	—	116.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.425 per share)	—	—	—	(87.8)	—	(87.8)
Issuance of common stock	0.2	—	9.5	—	—	9.5
Stock-based compensation	—	—	3.9	—	—	3.9
Balance at June 30, 2026	206.6	$2.1	$1,390.6	$3,591.0	$(2.5)	$4,981.2

Balance at December 31, 2024	201.0	$2.0	$1,165.9	$3,475.7	$(2.7)	$4,640.9
Net income	—	—	—	62.7	—	62.7
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(86.8)	—	(86.8)
Issuance of common stock	0.1	—	3.1	—	—	3.1
Stock-based compensation	0.2	—	(4.3)	—	—	(4.3)
Balance at March 31, 2025	201.3	$2.0	$1,164.7	$3,451.6	$(2.6)	$4,615.7
Net income	—	—	—	107.5	—	107.5
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(84.9)	—	(84.9)
Issuance of common stock	0.1	—	2.9	—	—	2.9
Stock-based compensation	—	—	3.6	—	—	3.6
Balance at June 30, 2025	201.4	$2.0	$1,171.2	$3,474.2	$(2.5)	$4,644.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
OPERATING REVENUES
Revenues from contracts with customers	$688.0	$719.7	$1,424.7	$1,460.8
Other revenues	23.9	21.9	39.8	28.5
Operating revenues	711.9	741.6	1,464.5	1,489.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	217.7	261.1	554.4	585.1
OPERATING EXPENSES
Other operation and maintenance	138.6	126.3	275.4	248.1
Depreciation and amortization	138.1	140.6	274.5	278.0
Taxes other than income	25.8	26.2	55.7	57.4
Operating expenses	302.5	293.1	605.6	583.5
OPERATING INCOME	191.7	187.4	304.5	320.7
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.3	6.0	14.8	13.0
Other net periodic benefit expense	(2.5)	(2.6)	(5.0)	(5.1)
Other income	6.4	4.1	9.1	9.4
Other expense	(0.6)	(0.5)	(1.4)	(1.4)
Net other income	10.6	7.0	17.5	15.9
INTEREST EXPENSE
Interest on long-term debt	65.9	60.8	126.5	116.4
Allowance for borrowed funds used during construction	(3.4)	(3.7)	(7.0)	(8.2)
Interest on short-term debt and other interest charges	(4.1)	6.3	(11.1)	12.0
Interest expense	58.4	63.4	108.4	120.2
INCOME BEFORE TAXES	143.9	131.0	213.6	216.4
INCOME TAX EXPENSE	23.8	23.3	35.6	37.7
NET INCOME	$120.1	$107.7	$178.0	$178.7
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$120.1	$107.7	$178.0	$178.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$178.0	$178.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	274.5	278.0
Deferred income taxes and other tax credits, net	17.5	2.0
Allowance for equity funds used during construction	(14.8)	(13.0)
Stock-based compensation expense	7.7	6.6
Regulatory assets	(20.4)	(30.1)
Regulatory liabilities	2.1	0.4
Other assets	0.4	(4.7)
Other liabilities	(21.0)	10.1
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(4.8)	(116.9)
Fuel, materials and supplies inventories	(0.7)	4.1
Fuel recoveries	124.9	11.8
Other current assets	8.5	19.7
Accounts payable	(49.2)	42.9
Income taxes payable - parent	17.9	9.7
Other current liabilities	(4.1)	(3.5)
Net cash provided from operating activities	516.5	395.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(488.6)	(523.2)
Cost of removal	(29.9)	(34.9)
Net cash used in investing activities	(518.5)	(558.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	(490.1)	(169.6)
Proceeds from long-term debt	342.9	344.4
Payment of long-term debt	(0.1)	(32.5)
Capital contribution from OGE Energy	150.0	150.0
Dividends paid on common stock	—	(130.0)
Net cash provided from financing activities	2.7	162.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.7	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.9	$0.2

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.9	$0.2
Accounts receivable, less reserve of $2.9 and $4.1, respectively	323.2	347.2
Accrued unbilled revenues	105.0	76.2
Advances to parent	550.5	78.3
Fuel inventories	110.6	112.0
Materials and supplies, at average cost	214.2	212.7
Other	63.0	71.5
Total current assets	1,367.4	898.1
OTHER PROPERTY AND INVESTMENTS	4.1	4.1
PROPERTY, PLANT AND EQUIPMENT
In service	17,558.9	17,196.9
Construction work in progress	769.0	744.9
Total property, plant and equipment	18,327.9	17,941.8
Less: accumulated depreciation	5,312.4	5,217.5
Net property, plant and equipment	13,015.5	12,724.3
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	562.4	557.2
Other	76.9	93.8
Total deferred charges and other assets	639.3	651.0
TOTAL ASSETS	$15,026.3	$14,277.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2026	2025
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$280.7	$348.7
Customer deposits	121.0	127.2
Accrued taxes	49.9	52.3
Accrued interest	71.7	66.4
Accrued compensation	38.5	54.3
Long-term debt due within one year	56.0	—
Fuel clause over recoveries	152.0	27.1
Other	48.5	33.5
Total current liabilities	818.3	709.5
LONG-TERM DEBT	5,250.3	4,961.7
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	87.1	93.2
Deferred income taxes	1,575.7	1,531.3
Deferred investment tax credits	9.4	9.8
Regulatory liabilities	935.6	957.1
Other	274.0	274.7
Total deferred credits and other liabilities	2,881.8	2,866.1
Total liabilities	8,950.4	8,537.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,911.2	1,753.5
Retained earnings	4,164.7	3,986.7
Total stockholder's equity	6,075.9	5,740.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,026.3	$14,277.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2025	40.4	$100.9	$1,652.6	$3,986.7	$5,740.2
Net income	—	—	—	57.9	57.9
Stock-based compensation	—	—	3.8	—	3.8
Balance at March 31, 2026	40.4	$100.9	$1,656.4	$4,044.6	$5,801.9
Net income	—	—	—	120.1	120.1
Capital contribution from OGE Energy	—	—	150.0	—	150.0
Stock-based compensation	—	—	3.9	—	3.9
Balance at June 30, 2026	40.4	$100.9	$1,810.3	$4,164.7	$6,075.9

Balance at December 31, 2024	40.4	$100.9	$1,488.6	$3,736.9	$5,326.4
Net income	—	—	—	71.0	71.0
Stock-based compensation	—	—	3.0	—	3.0
Balance at March 31, 2025	40.4	$100.9	$1,491.6	$3,807.9	$5,400.4
Net income	—	—	—	107.7	107.7
Capital contribution from OGE Energy	—	—	150.0	—	150.0
Stock-based compensation	—	—	3.6	—	3.6
Balance at June 30, 2025	40.4	$100.9	$1,645.2	$3,915.6	$5,661.7

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at June 30, 2026 and December 31, 2025, the results of the Registrants' operations for the three and six months ended June 30, 2026 and 2025 and the Registrants' cash flows for the six months ended June 30, 2026 and 2025 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2026 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2025 Form 10-K.

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

	June 30,	December 31,
(In millions)	2026	2025
REGULATORY ASSETS
Current:
SPP cost tracker under recoveries (A)	$6.0	$7.1
Other (A)	6.7	4.3
Total current regulatory assets	$12.7	$11.4
Non-current:
Oklahoma deferred storm expenses	$207.1	$224.7
Pension tracker	84.2	88.7
Benefit obligations regulatory asset	82.7	85.6
Oklahoma PISA deferred costs, net	64.5	22.9
Arkansas Winter Storm Uri costs	50.0	54.2
Oklahoma SAP S/4 HANA deferred expenses	16.3	16.5
Sooner Dry Scrubbers	15.1	15.5
Oklahoma vegetation management program deferred costs	9.0	13.9
Arkansas deferred pension expenses	8.4	9.3
Arkansas capacity power purchase agreements	7.7	6.7
Unamortized loss on reacquired debt	5.1	5.5
COVID-19 impacts	3.5	4.1
Other	8.8	9.6
Total non-current regulatory assets	$562.4	$557.2
REGULATORY LIABILITIES
Current:
Oklahoma fuel clause over recoveries	$131.8	$15.7
Arkansas fuel clause over recoveries	20.2	11.4
Oklahoma Energy Efficiency Rider over recoveries (B)	10.2	5.8
Other (B)	1.7	2.0
Total current regulatory liabilities	$163.9	$34.9
Non-current:
Income taxes refundable to customers, net	$689.9	$718.9
Accrued removal obligations, net	241.3	234.7
Other	4.4	3.5
Total non-current regulatory liabilities	$935.6	$957.1
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

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the six months ended June 30, 2026 and 2025. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2025	$(10.0)	$7.4	$(2.6)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	(0.2)	0.1
Balance at June 30, 2026	$(9.7)	$7.2	$(2.5)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(8.8)	$6.1	$(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	0.2
Balance at June 30, 2025	$(8.6)	$6.1	$(2.5)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and six months ended June 30, 2026 and 2025.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.1)	$(0.1)	$(0.2)	$(0.2)	(A)
Prior service cost	(0.1)	—	(0.2)	(0.1)	(A)
	(0.2)	(0.1)	(0.4)	(0.3)	Income Before Taxes
	—	—	(0.1)	(0.1)	Income Tax Expense
	$(0.2)	$(0.1)	$(0.3)	$(0.2)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.1	$—	$0.2	$0.1	(A)
	0.1	—	0.2	0.1	Income Before Taxes
	—	—	—	0.1	Income Tax Expense
	$0.1	$—	$0.2	$—	Net Income

Total reclassifications for the period, net of tax	$(0.1)	$(0.1)	$(0.1)	$(0.2)	Net Income

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

In May 2026, the Financial Accounting Standards Board issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)." The amendments in this update provide recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This standard is effective for fiscal years beginning after December 15, 2027 and interim periods within that period. Early adoption is permitted. The Registrants are evaluating the impact of this standard on their financial statements and disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Residential	$250.7	$251.3	$504.2	$534.9
Commercial	207.1	218.5	413.5	425.1
Industrial	54.7	58.4	113.8	120.0
Oilfield	48.5	52.5	106.7	111.9
Public authorities and street light	59.9	62.2	120.2	122.7
System sales revenues	620.9	642.9	1,258.4	1,314.6
Provision for rate refund	—	—	—	3.0
Integrated market	27.4	26.3	74.7	47.6
Transmission	30.5	42.1	71.2	81.9
Other	9.2	8.4	20.4	13.7
Revenues from contracts with customers	$688.0	$719.7	$1,424.7	$1,460.8

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

The Registrants had no financial instruments measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025. The following table presents the carrying amount and fair value of the Registrants' financial instruments at June 30, 2026 and December 31, 2025, as well as the classification level within the fair value hierarchy.

	June 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$347.9	$356.5	$347.6	$362.5	Level 2
OGE Energy Term Loan	$59.9	$60.0	$59.9	$60.0	Level 2
OG&E Senior Notes	$5,191.8	$4,945.3	$4,847.2	$4,644.7	Level 2
OG&E Industrial Authority Bonds	$103.0	$103.0	$103.0	$103.0	Level 2
OG&E Tinker Debt	$11.5	$8.9	$11.5	$9.1	Level 3

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and six months ended June 30, 2026 and 2025 related to performance units and restricted stock units for the Registrants' employees.

	Three Months Ended		Six Months Ended
OGE Energy and OG&E	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Performance units	$2.6	$2.5	$5.2	$4.6
Restricted stock units	1.3	1.1	2.5	2.0
Total compensation expense	$3.9	$3.6	$7.7	$6.6
Income tax benefit	$1.0	$0.9	$1.9	$1.6

During the six months ended June 30, 2026, OGE Energy issued 168,659 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the six months ended June 30, 2026, OGE Energy granted 220,459 performance units (based on total shareholder return over a three-year period) and 129,233 restricted stock units (primarily with a three-year cliff vesting period) to the Registrants' employees at $56.63 and $46.45 fair value per share, respectively.

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

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 206,966 and 272,729 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2026 and received proceeds of $9.8 million and $12.6 million, respectively. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs. As of June 30, 2026, there were 4,791,321 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

At June 30, 2026, OGE Energy could have settled the FSAs with physical delivery of 4,613,372 shares of common stock to the counterparties in exchange for cash of $191.8 million. The FSAs could have also been settled at June 30, 2026 with delivery of $24.0 million of cash or approximately 514,000 shares of common stock to the counterparties, if OGE Energy had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction; therefore, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in OGE Energy's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of OGE Energy's common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by OGE Energy in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of OGE Energy's stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three and six months ended June 30, 2026, approximately 608,000 and 514,000 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs.

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

The following table presents the calculation of basic and diluted earnings per share for OGE Energy.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income	$116.3	$107.5	$166.5	$170.2
Average common shares outstanding:
Basic average common shares outstanding	206.5	201.3	206.4	201.3
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.7	0.8	0.6	0.7
Forward equity sale agreements	0.6	—	0.5	—
Diluted average common shares outstanding	207.8	202.1	207.5	202.0
Basic earnings per average common share	$0.56	$0.53	$0.81	$0.85
Diluted earnings per average common share	$0.56	$0.53	$0.80	$0.84
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8. Long-Term Debt

At June 30, 2026, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.40%	-	3.85%	Muskogee Industrial Authority, June 1, 2027	$56.0
1.45%	-	3.75%	Garfield Industrial Authority, October 1, 2039	47.0
Total (redeemable during next 12 months)				$103.0

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased. The repayment option may only be exercised by the holder of a bond for the principal amount. When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds. As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the remarketing of bonds does not result in classification as Short-Term Debt in the condensed balance sheets. OG&E believes that it has sufficient liquidity to meet these obligations.

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

On June 12, 2026, OGE Energy and OG&E each entered into new $650.0 million unsecured five-year revolving credit facilities to replace existing facilities. Each of these new facilities is scheduled to terminate on June 12, 2031. However, each of OGE Energy and OG&E have the right to request an extension of the revolving credit facility termination date under their respective facility for an additional one-year period, which extension option can be exercised up to two times. All such extension requests are subject to majority lender group approval (and only the commitments of those lenders that consent to such extension (or that agree to replace any non-consenting lender) will be extended for such additional period).

Borrowings under OGE Energy's new facility bear interest at rates equal to either the SOFR, plus a margin of 0.80 percent to 1.475 percent, or an alternate base rate, plus a margin of 0.0 percent to 0.475 percent. OGE Energy's new facility has a facility fee that ranges from 0.075 percent to 0.275 percent. Interest rate margins and facility fees are based on OGE Energy's then-current senior unsecured credit ratings.

Borrowings under OG&E's new facility bear interest at rates equal to either the SOFR, plus a margin of 0.69 percent to 1.275 percent, or an alternate base rate, plus a margin of 0.0 percent to 0.275 percent. OG&E's new facility has a facility fee that ranges from 0.06 percent to 0.225 percent. Interest rate margins and facility fees are based on OG&E's then-current senior unsecured credit ratings.

Each of the new facilities provides for issuance of letters of credit, provided that (i) the aggregate outstanding credit exposure shall not exceed the amount of the revolving credit facilities and (ii) the aggregate outstanding stated amount of letters of credit issued under such facility shall not exceed $100.0 million for each of OGE Energy and OG&E. Advances under the new facilities may be used to refinance existing indebtedness and for working capital and general corporate purposes of the respective borrower and its subsidiaries, including commercial paper liquidity support, letters of credit, acquisitions and distributions.

Each of the facilities is unsecured and, under certain circumstances, may be increased (by up to $150.0 million in each case for OGE Energy and OG&E) to a maximum revolving commitment limit of $800.0 million for each of OGE Energy and OG&E. Advances of revolving loans and letters of credit under the facilities are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default.

The following table presents information regarding the Registrants' revolving credit agreements at June 30, 2026.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate (F)	Expiration
	(In millions)
OGE Energy (B)	$650.0	$129.1	4.04%	June 12, 2031
OGE Energy (C)	60.0	—	—%	May 24, 2027
OG&E (D)(E)	650.0	0.4	1.20%	June 12, 2031
Total	$1,360.0	$129.5	4.03%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2026. Typically, OGE Energy issues commercial paper to address consolidated operational activity, and OG&E will borrow from OGE Energy under the intercompany borrowing agreement as discussed below in footnote (E).
(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)
OGE Energy has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan, which is included in the table above, and $60.0 million is considered a term loan. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $155.0 million and includes a maximum leverage ratio of 0.70 to 1.0. The other covenants under this credit agreement are substantially the same as OGE Energy's existing $650.0 million revolving credit agreement. OGE Energy previously drew $60.0 million on the term loan, and as of June 30, 2026, the $60.0 million due May 24, 2027 is presented as Long-term Debt due within One Year in the 2026 consolidated balance sheet.
(D)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(E)
On June 12, 2026, OG&E increased its intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $650.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of June 12, 2031. At June 30, 2026, there were no borrowings under this agreement.
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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,		June 30,		June 30,
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1.2	$1.3	$2.6	$2.7	$0.3	$0.2	$0.6	$0.5
Interest cost	4.0	4.1	7.9	8.1	0.2	0.1	0.3	0.2
Expected return on plan assets	(4.6)	(4.2)	(8.7)	(8.3)	—	—	—	—
Amortization of net loss	1.4	1.6	3.0	3.1	—	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	—	—	0.2	0.1	0.2
Net periodic benefit cost	$2.0	$2.8	$4.8	$5.6	$0.5	$0.5	$1.0	$0.9

(A) Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OG&E	June 30,		June 30,		June 30,		June 30,
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1.2	$1.3	$2.6	$2.7	$—	$—	$—	$—
Interest cost	3.4	3.6	6.8	7.1	0.1	0.1	0.1	0.1
Expected return on plan assets	(3.9)	(3.6)	(7.5)	(7.1)	—	—	—	—
Amortization of net loss	1.3	1.5	2.8	2.9	—	—	—	—
Total net periodic benefit cost	2.0	2.8	4.7	5.6	0.1	0.1	0.1	0.1
Plus: Amount allocated from OGE Energy	—	—	—	—	0.5	0.4	0.9	0.8
Net periodic benefit cost	$2.0	$2.8	$4.7	$5.6	$0.6	$0.5	$1.0	$0.9

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three and six months ended June 30, 2026 and 2025, the Registrants recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.8)	$(0.2)	$(1.1)	$(0.4)
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1.0	1.4	2.2	2.7	0.8	1.1	1.7	2.1
Expected return on plan assets	(0.3)	(0.4)	(0.7)	(0.8)	(0.3)	(0.3)	(0.6)	(0.7)
Amortization of net (gain) loss	(0.1)	0.2	(0.1)	0.2	—	0.2	—	0.3
Total net periodic benefit cost	0.6	1.2	1.4	2.1	0.5	1.0	1.1	1.7
Plus: Amount allocated from OGE Energy					0.1	0.1	0.2	0.2
Net periodic benefit cost	$0.6	$1.2	$1.4	$2.1	$0.6	$1.1	$1.3	$1.9

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three and six months ended June 30, 2026 and 2025, the Registrants recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.2)	$0.3	$(0.2)	$0.3
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
OGE Energy and OG&E	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Capitalized portion of net periodic pension benefit cost	$0.6	$0.6	$1.2	$1.2
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$—	$—

Pension Plan Funding

In March 2026, OGE Energy made a $5.0 million contribution to its Pension Plan related to OG&E employees and expects to make an additional contribution of $17.0 million to the Pension Plan in 2026. The Registrants could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The Registrants' chief operating decision maker uses net income as a measure of reportable segment profit or loss to make operating decisions, allocate resources, and assess performance. The following tables, which include significant segment expenses, present the results of OGE Energy's business segments for the three and six months ended June 30, 2026 and 2025.

Three Months Ended June 30, 2026	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$711.9	$—	$—	$711.9
Fuel, purchased power and direct transmission expense	217.7	—	—	217.7
Other operation and maintenance	138.6	0.1	—	138.7
Depreciation and amortization	138.1	—	—	138.1
Taxes other than income	25.8	—	—	25.8
Operating income (loss)	191.7	(0.1)	—	191.6
Net other income	10.6	5.8	(3.5)	12.9
Interest expense	58.4	11.8	(3.5)	66.7
Income tax expense (benefit)	23.8	(2.3)	—	21.5
Net income (loss)	$120.1	$(3.8)	$—	$116.3
Total assets	$15,026.3	$125.3	$(525.0)	$14,626.6
Capital expenditures	$221.8	$—	$—	$221.8

Three Months Ended June 30, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$741.6	$—	$—	$741.6
Fuel, purchased power and direct transmission expense	261.1	—	—	261.1
Other operation and maintenance	126.3	0.8	—	127.1
Depreciation and amortization	140.6	—	—	140.6
Taxes other than income	26.2	—	—	26.2
Operating income (loss)	187.4	(0.8)	—	186.6
Net other income	7.0	9.0	(0.9)	15.1
Interest expense	63.4	9.7	(0.9)	72.2
Income tax expense (benefit)	23.3	(1.3)	—	22.0
Net income (loss)	$107.7	$(0.2)	$—	$107.5
Total assets	$13,990.8	$140.4	$(42.1)	$14,089.1
Capital expenditures	$273.7	$—	$—	$273.7

Six Months Ended June 30, 2026	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,464.5	$—	$—	$1,464.5
Fuel, purchased power and direct transmission expense	554.4	—	—	554.4
Other operation and maintenance	275.4	(0.2)	—	275.2
Depreciation and amortization	274.5	—	—	274.5
Taxes other than income	55.7	—	—	55.7
Operating income	304.5	0.2	—	304.7
Net other income	17.5	5.5	(3.9)	19.1
Interest expense	108.4	22.1	(3.9)	126.6
Income tax expense (benefit)	35.6	(4.9)	—	30.7
Net income (loss)	$178.0	$(11.5)	$—	$166.5
Total assets	$15,026.3	$125.3	$(525.0)	$14,626.6
Capital expenditures	$488.6	$—	$—	$488.6

Six Months Ended June 30, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,489.3	$—	$—	$1,489.3
Fuel, purchased power and direct transmission expense	585.1	—	—	585.1
Other operation and maintenance	248.1	0.8	—	248.9
Depreciation and amortization	278.0	—	—	278.0
Taxes other than income	57.4	—	—	57.4
Operating income (loss)	320.7	(0.8)	—	319.9
Net other income	15.9	10.2	(4.1)	22.0
Interest expense	120.2	23.4	(4.1)	139.5
Income tax expense (benefit)	37.7	(5.5)	—	32.2
Net income (loss)	$178.7	$(8.5)	$—	$170.2
Total assets	$13,990.8	$140.4	$(42.1)	$14,089.1
Capital expenditures	$523.2	$—	$—	$523.2

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

Completed Regulatory Matters

Integrated Resource Plans

In 2025, OG&E issued its 2025 IRP to the OCC and APSC. The 2025 IRP was intended to address updated planning assumptions from OG&E’s 2024 IRP and present OG&E’s current capacity needs in light of the SPP’s planning reserve margin requirements for both summer and winter seasons as well as the SPP’s revised resource accreditation methodologies and updated load projections. The 2025 IRP identified capacity needs of 1,647 MWs by 2030. OG&E has executed contracts for nearly 1,000 MWs of generation as a result of the 2024 request for proposal process, and regulatory approvals are currently being pursued, as further discussed below. Further, in January 2026, OG&E issued additional requests for proposals for resources to meet projected capacity needs while maintaining affordability and reliability for OG&E's customers. In April 2026, OG&E issued its final 2026 IRP to the OCC and APSC, which is intended to address OG&E's updated load forecast as well as updated SPP Resource Adequacy policies. The 2026 IRP identifies capacity needs of 1,922 MWs by the 2031/2032 winter season, which is inclusive of approximately 800 MWs of capacity needs driven by changes in the SPP Resource Adequacy policies. OG&E intends to evaluate incremental capacity needs through future IRPs and to continue to seek capacity additions, as needed.

APSC Proceedings

2025 Arkansas Act 373 Tariff Filing

In December 2025, OG&E filed an application for approval of an Act 373 tariff to recover return on CWIP and revenue requirement for Horseshoe Lake and Tinker generation facilities. Recovery under the Act 373 tariff is dependent on a finding of eligibility for the Horseshoe Lake Units 11 and 12 and Tinker generation facilities in the prudence case disclosed below. In April 2026, the APSC issued an order approving OG&E's Act 373 tariff.

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

2025 Arkansas Preapproval Case

In July 2025, OG&E filed an application requesting several approvals from the APSC relating to three capacity projects arising from the 2024 request for proposals for generating capacity: (i) the Black Kettle Battery Storage CPA; (ii) the Kiamichi natural gas CPA; and (iii) construction of two additional combustion turbines at the Horseshoe Lake generating facility (Units 13 and 14). OG&E sought authority to begin construction of the Horseshoe Lake units, a prudency determination of those new Horseshoe Lake units, authorization to enter into the Black Kettle Battery Storage CPA and other findings needed under Arkansas law, including eligibility to recover costs of the new Horseshoe Lake units through a rider under the newly enacted Act 373. In November 2025, OG&E and the APSC staff filed a settlement agreement approving OG&E’s application with some additional reporting requirements and allowing an additional return on the Black Kettle Battery Storage CPA at the 20-year U.S. treasury rate. In December 2025, the Attorney General filed testimony in opposition to the settlement. In January 2026, the APSC issued an order denying the settlement agreement and denying preapproval of Horseshoe Lake Units 13 and 14 but approving the Black Kettle Battery Storage CPA. The APSC also found that OG&E did not need to seek approval of the Kiamichi natural gas CPA since the term is shorter than five years. In the order, the APSC stated OG&E could still seek a prudence determination and cost recovery of Horseshoe Lake Units 13 and 14 after they are placed into service. In February 2026, OG&E filed additional evidence pursuant to Arkansas law and requested that the APSC consider the additional evidence in finding that Horseshoe Lake Units 13 and 14 are reasonable, necessary and in the public interest. In March 2026, the APSC issued an order which again declined to grant prudence of Horseshoe Lake Units 13 and 14 but clarified that OG&E is authorized to begin construction and the APSC's previous order should not be construed to indicate prudence or imprudence. The APSC re-stated that OG&E may request approval for Horseshoe Lake Units 13 and 14 in a future rate case. Parties have filed comments in response to questions posed by the APSC's March 2026 order, and OG&E is awaiting further action from the APSC.

Arkansas Frontier Energy Storage Project Preapproval Filing

In February 2026, OG&E filed a preapproval case for the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma. The Frontier Energy Storage Project is the final project resulting from OG&E's 2024 request for proposals and subsequent negotiations. In this proceeding, OG&E seeks authorization to commence construction of the Frontier Energy Storage Project and to later acquire the facility pursuant to the purchase and sale agreement, a prudency determination for the project, and all other findings and approvals needed under Arkansas law. In April 2026, the APSC Staff and the Attorney General filed direct testimony recommending approval of the Frontier Energy Storage Project, subject to certain conditions. In May 2026, a non-contested settlement was reached between the APSC Staff and OG&E. In June 2026, the APSC issued an order requesting briefs on certain issues, including regarding whether a battery is a generating facility, and intervenors subsequently filed their briefs. OG&E is awaiting a final order from the APSC.

Arkansas Long-term CPAs

In July 2026, OG&E filed its application and direct testimony to seek approval for two long-term CPAs as presented in the Oklahoma Google special contract case, which is further discussed below.

FERC Proceedings

Order for Sponsored Transmission Upgrades within SPP

Under Attachment Z2 of the SPP Open Access Transmission Tariff, OG&E and others who built participant-funded, or "sponsored," transmission upgrades may recover the costs of the upgrade from other SPP customers who benefit from it. The FERC approved a waiver of a time limitation in the SPP tariff to allow the SPP in 2016 to bill for the 2008 through 2015 period due to information system limitations that had delayed that billing. The SPP then both billed users and credited sponsors, including OG&E, for Z2 charges during the period. OG&E refunded most of the net credits to customers through its various rate riders that include SPP activity and retained the remaining amounts.

Net payers of Z2 credits contested the waiver, leading the FERC to reverse its decision, deny the waiver, and instruct the SPP to refund payments made for charges from 2008 to 2015. OG&E and other net creditors challenged this reversal. However, the FERC upheld its reversal, and in August 2021 and September 2024, federal appeals courts upheld the FERC’s decisions to deny the waivers and to deny relief to OG&E and the other creditors against SPP. All appellate options have now been exhausted.

On July 16, 2026, the FERC ordered the SPP to begin invoicing OG&E and other parties by August 17, 2026 for refund amounts owed. The SPP must begin distributing refunds to project users once it has received the funds. The SPP must also submit a refund report within 60 days after issuing the initial invoices, including the recoupment amounts and complete interest calculations. The SPP previously calculated that OG&E will need to refund approximately $14 million, net of the amounts OG&E paid to other utilities for upgrades, plus interest. This order will shift recovery of these upgrade credits to future periods. Of the $14 million refund amount, the Registrants recognized approximately $4 million in expense in 2021 that initially benefited the Registrants in 2016, and OG&E customers will incur a net impact of approximately $10 million in expense through rider mechanisms or the FERC formula rate once the refunds occur. As of June 30, 2026, the Registrants have reserved $14 million plus estimated interest for a potential refund.

After the initiation of the disputes discussed above, the FERC approved an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery. This elimination of the Attachment Z2 revenue crediting would only impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor after July 2020. All projects initiated prior to July 2020 remain eligible to receive revenue credits under Attachment Z2, which includes the $14 million related to the refunds discussed above.

OCC Proceedings

Oklahoma CWIP Filing

In December 2025, OG&E filed an application for CWIP treatment for Horseshoe Lake combustion turbines Units 13 and 14, as allowed by Oklahoma Senate Bill 998. A motion to dismiss the case was filed by the Oklahoma Industrial Energy Consumers, as well as the Public Utility Division Staff. OG&E filed a response as well as motions to move the case and all outstanding motions to be heard en banc. These motions were heard before the OCC in January 2026. In March 2026, the OCC issued an order dismissing the case, and on the same day, OG&E filed an appeal at the Oklahoma Supreme Court. The case is now fully briefed and is awaiting a decision from the Oklahoma Supreme Court.

Oklahoma Frontier Energy Storage Project Preapproval Filing

In December 2025, OG&E filed a preapproval case for the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma. The Frontier Energy Storage Project is the final project resulting from OG&E's 2024 request for proposals and subsequent negotiations. In January 2026, the Attorney General and Petroleum Alliance of Oklahoma filed a joint motion to dismiss the case based on an interpretation that a battery energy storage system is not an electric generation facility. In February 2026, OG&E filed a response in opposition to the joint motion to dismiss, and in April 2026, the ALJ issued a report that recommended the OCC deny the joint motion to dismiss. In June 2026, the ALJ issued a report recommending approval of the Frontier Energy Storage Project, with rider recovery limited to 18 months after the project is placed in service. The ALJ report does not allow for a tariff contingency to be collected through the rider but otherwise adopts OG&E's positions in the case. The Attorney General subsequently filed exceptions to the ALJ report, and OG&E filed a response to the Attorney General's exceptions. OG&E is awaiting a final order from the OCC.

Oklahoma 2025 Fuel Prudence

In April 2026, the Public Utility Division Staff filed their application initiating the prudence review of the 2025 fuel adjustment clause. OG&E filed its direct testimony and minimum filing requirements in June 2026. Responsive testimony from intervenors is due on August 6, 2026, and a hearing is scheduled for October 8, 2026.

Oklahoma Google Special Contract

In May 2026, OG&E filed an application requesting approval of a special contract with Google and preapproval of two CPAs. The special contract includes provisions such as long-term contract commitments, minimum billing demand and energy charges, funding of upfront costs, and recognizing OCC authority to review and address any potential adverse rate impact in future rate proceedings through cost-of-service adjustments. Further, as part of the special contract, OG&E secured power generation capacity agreements from two solar facilities that Google currently has under construction. Responsive testimony is due on August 5, 2026, and a hearing is scheduled for September 9, 2026.

Oklahoma Large Load Tariff

Separately from the Google special contract, in June 2026, OG&E filed an application requesting approval of its new proposed XLPL tariff and terms and conditions of service for extra large load customers and for approval of a regulatory asset to recover costs associated with portfolio optimization software. If approved, this tariff would establish a framework to serve large load customers (75 MWs or higher) and include provisions such as long-term contract commitments, minimum billing demand and energy charges, funding of upfront costs, a customer protection charge that addresses any potential adverse rate impact to other customer classes, and a customer affordability charge that would be credited to residential customers through a regulatory liability. Responsive testimony from intervenors is due on September 18, 2026, and a hearing is scheduled for November 3, 2026.

Oklahoma Distribution Interconnection Agreement

In May 2026, OG&E filed an application requesting approval of a pro forma Distribution Interconnection Agreement to be used for certain interconnections to OG&E’s distribution system for generators that do not have a purchase agreement for the output with OG&E and are larger than 300kW. On July 16, 2026, the ALJ recommended approval of OG&E's application, and OG&E is awaiting a final order from the OCC.

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

Summary of OGE Energy Operating Results

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

OGE Energy's net income was $116.3 million, or $0.56 per diluted share, during the three months ended June 30, 2026 as compared to $107.5 million, or $0.53 per diluted share, during the same period in 2025. The increase in net income of $8.8 million, or $0.03 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $12.4 million, or $0.05 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, the deferral of certain interest expense to a regulatory asset in accordance with Oklahoma PISA, and higher other income, partially offset by increased other operation and maintenance expense.
•
An increase in net loss of other operations of $3.6 million, or $0.02 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense and lower net other income driven by a one-time benefit related to activity at OGE Energy's legacy midstream operations recognized in 2025, which was partially offset by increased other income from OGE Energy’s other energy-related investments.

Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025

OGE Energy's net income was $166.5 million, or $0.80 per diluted share, during the six months ended June 30, 2026 as compared to $170.2 million, or $0.84 per diluted share, during the same period in 2025. The decrease in net income of $3.7 million, or $0.04 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $0.7 million, or $0.02 per diluted share of OGE Energy's common stock, was primarily due to an increase in other operation and maintenance expense, partially offset by the deferral of certain interest expense to a regulatory asset in accordance with Oklahoma PISA and higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments which offset the impact of milder first quarter weather.
•
An increase in net loss of other operations of $3.0 million, or $0.02 per diluted share of OGE Energy's common stock, was primarily due to lower net other income driven by a one-time benefit related to activity at OGE Energy's legacy midstream operations recognized in 2025, which was partially offset by increased other income from OGE Energy’s other energy-related investments.

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

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and six months ended June 30, 2026 as compared to the same periods in 2025 and the Registrants' financial position at June 30, 2026. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income	$116.3	$107.5	$166.5	$170.2
Basic average common shares outstanding	206.5	201.3	206.4	201.3
Diluted average common shares outstanding	207.8	202.1	207.5	202.0
Basic earnings per average common share	$0.56	$0.53	$0.81	$0.85
Diluted earnings per average common share	$0.56	$0.53	$0.80	$0.84
Dividends declared per common share	$0.42500	$0.42125	$0.85000	$0.84250

Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net income (loss):
OG&E (Electric Company)	$120.1	$107.7	$178.0	$178.7
Other operations	(3.8)	(0.2)	(11.5)	(8.5)
OGE Energy net income	$116.3	$107.5	$166.5	$170.2

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2026	2025	2026	2025
Operating revenues	$711.9	$741.6	$1,464.5	$1,489.3
Fuel, purchased power and direct transmission expense	217.7	261.1	554.4	585.1
Other operation and maintenance	138.6	126.3	275.4	248.1
Depreciation and amortization	138.1	140.6	274.5	278.0
Taxes other than income	25.8	26.2	55.7	57.4
Operating income	191.7	187.4	304.5	320.7
Allowance for equity funds used during construction	7.3	6.0	14.8	13.0
Other net periodic benefit expense	(2.5)	(2.6)	(5.0)	(5.1)
Other income	6.4	4.1	9.1	9.4
Other expense	0.6	0.5	1.4	1.4
Interest expense	58.4	63.4	108.4	120.2
Income tax expense	23.8	23.3	35.6	37.7
Net income	$120.1	$107.7	$178.0	$178.7
Operating revenues by classification:
Residential	$261.1	$261.0	$521.5	$548.3
Commercial	215.6	225.9	427.6	434.7
Industrial	56.5	60.2	117.2	122.4
Oilfield	49.3	53.2	107.7	112.4
Public authorities and street light	62.3	64.5	124.2	125.3
System sales revenues	644.8	664.8	1,298.2	1,343.1
Provision for rate refund	—	—	—	3.0
Integrated market	27.4	26.3	74.7	47.6
Transmission	30.5	42.1	71.2	81.9
Other	9.2	8.4	20.4	13.7
Total operating revenues	$711.9	$741.6	$1,464.5	$1,489.3
MWh sales by classification (In millions)
Residential	2.3	2.1	4.4	4.6
Commercial	3.3	3.1	6.1	5.8
Industrial	1.0	1.0	2.0	2.0
Oilfield	1.1	1.0	2.2	2.1
Public authorities and street light	0.7	0.7	1.4	1.4
System sales	8.4	7.9	16.1	15.9
Integrated market	0.4	0.2	0.7	0.4
Total sales	8.8	8.1	16.8	16.3
Number of customers	917,157	909,131	917,157	909,131
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	3.438	3.498	5.173	4.265
Coal	2.662	2.761	2.620	2.751
Total fuel	3.086	3.120	4.208	3.508
Total fuel and purchased power	2.406	3.076	3.179	3.437
Degree days (A)
Heating - Actual	127	156	1,510	2,056
Heating - Normal	250	250	2,139	2,139
Cooling - Actual	772	579	864	598
Cooling - Normal	553	553	563	563
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

OG&E's net income increased $12.4 million, or 11.5 percent, and decreased $0.7 million, or 0.4 percent, during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The following section discusses the primary drivers for the changes in net income during the three and six months ended June 30, 2026 as compared to the same periods in 2025.

Operating revenues decreased $29.7 million, or 4.0 percent, and $24.8 million, or 1.7 percent, during the three and six months ended June 30, 2026, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Six Months Ended
Fuel, purchased power and direct transmission expense (A)	$(43.4)	$(30.7)
Wholesale transmission revenue (B)	(12.5)	(12.8)
Guaranteed Flat Bill program (C)	0.4	6.3
Other	0.6	0.6
Industrial and oilfield sales	1.1	0.4
New customer growth	2.3	5.9
Non-residential demand and related revenues	3.7	7.8
Price variance (D)	7.1	13.4
Quantity impacts (primarily weather) (E)	11.0	(15.7)
Change in operating revenues	$(29.7)	$(24.8)
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(B)
Decreased during the three and six months ended June 30, 2026 primarily due to a SPP formula rate true-up for transmission revenues.
(C)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.
(D)
Increased during the three months ended June 30, 2026 primarily due to price variance related to weather and increased during the six months ended June 30, 2026 primarily due to increased recovery through rider mechanisms.
(E)
Increased during the three months ended June 30, 2026 primarily due to a 33 percent increase in cooling degree days and decreased during the six months ended June 30, 2026 primarily due to a 27 percent decrease in heating degree days.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense decreased $43.4 million, or 16.6 percent, and $30.7 million, or 5.2 percent, during the three and six months ended June 30, 2026, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Six Months Ended
Fuel expense (A)	$2.2	$28.6
Purchased power costs:
Purchases from SPP (B)	(45.6)	(68.1)
Wind	(1.4)	1.0
Other	0.8	1.6
Capacity	2.6	2.6
Transmission expense	(2.0)	3.6
Change in fuel, purchased power and direct transmission expense	$(43.4)	$(30.7)
(A)
Increased during the six months ended June 30, 2026 primarily due to higher fuel costs related to the generating assets utilized.
(B)
Decreased during the three and six months ended June 30, 2026 primarily due to lower market prices.

Other operation and maintenance expense increased $12.3 million, or 9.7 percent, and $27.3 million, or 11.0 percent, during the three and six months ended June 30, 2026, respectively, primarily due to an increase in contract technical and construction services, driven by the timing of certain projects, vegetation management activities and payroll and benefits, net of capitalized labor, and with respect to the six months ended June 30, 2026, other operation and maintenance expense also increased due to energy efficiency program activities and services, which are recoverable through riders.

Depreciation and amortization expense decreased $2.5 million, or 1.8 percent, and $3.5 million, or 1.3 percent, during the three and six months ended June 30, 2026, respectively, primarily due to deferrals of allowable depreciation and amortization expense of $12.0 million and $23.3 million, respectively, to a regulatory asset in accordance with Oklahoma PISA, partially offset by additional assets being placed into service.

Net other income increased $3.6 million, or 51.4 percent, and $1.6 million, or 10.1 percent, during the three and six months ended June 30, 2026, respectively, due to increased allowance for equity funds used during construction driven by higher construction work in progress balances resulting from increased spending for generation projects, partially offset by lower interest income related to the carrying charge for the higher fuel under recovery balance in 2025.

Interest expense decreased $5.0 million, or 7.9 percent, and $11.8 million, or 9.8 percent, during the three and six months ended June 30, 2026, respectively, primarily due to the deferral of certain interest expense to a regulatory asset in accordance with Oklahoma PISA, partially offset by interest expense related to the $350.0 million senior notes issuance in April 2026 and, with respect to the six months ended June 30, 2026, also partially offset by interest expense related to the $350.0 million senior notes issuance in April 2025.

Income tax expense increased $0.5 million, or 2.1 percent, during the three months ended June 30, 2026, primarily due to higher pretax income, partially offset by additional state tax credits generated and decreased $2.1 million, or 5.6 percent, during the six months ended June 30, 2026, primarily due to additional state tax credits generated and lower pretax income.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Six Months Ended
	June 30,		2026 vs. 2025
(Dollars in millions)	2026	2025	$ Change	% Change
Net cash provided from operating activities (A)	$511.4	$354.5	$156.9	44.3%
Net cash used in investing activities (B)	$(518.8)	$(559.0)	$40.2	(7.2)%
Net cash provided from financing activities (C)	$8.1	$204.4	$(196.3)	(96.0)%
(A)
Changed primarily due to increased cash received from customers, including cash related to fuel recoveries and customer connections, and lower purchased power payments, partially offset by higher payments for fuel.
(B)
Changed primarily due to timing of power delivery and power generation projects.
(C)
Changed primarily due to a decrease in short-term debt, partially offset by the repayment of the Muskogee industrial authority bonds that matured in January 2025.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at June 30, 2026 compared to December 31, 2025.

Income Taxes Receivable decreased $11.8 million, or 31.6 percent, primarily due to an increase in federal taxes owed.

Short-term Debt decreased $162.9 million, or 55.8 percent, primarily due to OG&E's $350.0 million senior notes issuance in April 2026, which was used to pay down short-term debt along with general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accounts Payable decreased $68.4 million, or 19.5 percent, primarily due to the timing of vendor payments.

Accrued Compensation decreased $15.8 million, or 29.1 percent, primarily due to 2025 incentive compensation payouts that occurred during the first quarter of 2026.

Long-Term Debt due within One Year increased $115.9 million, due to the reclassification of OGE Energy's term loan scheduled to mature in May 2027 and OG&E's industrial authority bonds scheduled to mature in June 2027.

Fuel Clause Over Recoveries increased $124.9 million, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities increased $15.1 million, or 45.1 percent, primarily due to increases in SPP projected payables and under recovered riders.

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

On June 12, 2026, OGE Energy and OG&E entered into new, unsecured five-year revolving credit facilities totaling $1.3 billion ($650.0 million for OGE Energy and $650.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at June 30, 2026.

(Dollars in millions)	June 30, 2026
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$1,230.5
Balance of cash and cash equivalents	$0.9

The following table presents information about OGE Energy's total short-term debt activity for the three and six months ended June 30, 2026.

(Dollars in millions)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Average balance of short-term debt	$218.8	$323.6
Weighted-average interest rate of average balance of short-term debt	4.11%	4.01%
Maximum month-end balance of short-term debt	$247.5	$516.5

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

Particulate Matter NAAQS

In February 2024, the EPA issued a final rule resulting from its reconsideration of the primary (health-based) and secondary (welfare-based) NAAQS for PM, which were set in 2013 and which the EPA declined to revise in 2020. The final rule lowers the primary annual PM2.5 NAAQS from 12.0 µg/m3 to 9.0 µg/m3 and retains the other PM standards at their current levels, including the 24-hour PM2.5 NAAQS. The Clean Air Act requires the EPA to determine which areas of the country meet the standards, such as making initial attainment and nonattainment designations, no later than two years after new standards are issued. States must develop and submit attainment plans no later than 18 months after the EPA finalizes nonattainment designations.

In June 2024, a coalition of 24 states, including Oklahoma, filed challenges to the final rule in the D.C. Circuit, and a separate coalition of states and other stakeholders filed to intervene in these challenges on behalf of the EPA. A coalition of 22 state governors separately requested the EPA to pause implementation of the final rule. In June 2026, the D.C. Circuit issued an opinion denying the challenges and upholding the primary annual PM2.5 NAAQS of 9.0 µg/m3 as revised in 2024.

The revised NAAQS could impact regional air quality goals and emission limits for emission sources, and it could affect pre-construction permitting for the siting of new emission sources; however, it is unknown at this time what, if any, potential material impacts to OG&E individual operating permit emission limits or the siting of new sources will result from the EPA actions.

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

In June 2025, the EPA proposed to repeal the 2024 GHG rules for both existing and new units or, alternatively, to repeal the 2024 GHG rules for existing units and rescind the carbon capture requirements applicable to new combustion turbines. OG&E submitted comments on the 2025 proposed rules individually and through trade associations. The repeal rulemaking is in process, and the EPA's proposed final rule is undergoing review at the Office of Management and Budget after which the EPA will finalize and publish the rule in the Federal Register. Although the EPA has initiated reconsideration and proposed repeal, the 2024 power sector GHG rules have not been stayed, and future compliance timelines remain in effect. If the new emission standards and guidelines are implemented, compliance costs could be significant. OG&E continues to monitor these developments and plan for compliance with 2024 GHG rules standards currently in effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
4.01	Supplemental Indenture No. 26 dated April 1, 2026 between OG&E Senior Notes (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 1, 2026 (File No. 1-1097) and incorporated by reference herein).	X	X
10.01

Second Amended and Restated Credit Agreement dated June 12, 2026 by and among OGE Energy Corp. and Wells Fargo Bank, National Association, as Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, and the lenders from time to time parties thereto (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed June 15, 2026 (File No. 1-12579) and incorporated by reference herein).

X
10.02

Second Amended and Restated Credit Agreement dated June 12, 2026 by and among Oklahoma Gas and Electric Company and Wells Fargo Bank, National Association, as Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, and the lenders from time to time parties thereto (Filed as Exhibit 99.02 to OG&E's Form 8-K filed June 15, 2026 (File No. 1097) and incorporated by reference herein).

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

July 28, 2026