Form 10-Q
period 2026-09-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2026-10-28
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At September 30, 2026, there were 206,725,975 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At September 30, 2026, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2026	2025	2026	2025
OPERATING REVENUES
Revenues from contracts with customers	$1,162.9	$1,028.4	$2,587.6	$2,489.2
Other revenues	19.9	16.6	59.7	45.1
Operating revenues	1,182.8	1,045.0	2,647.3	2,534.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	441.2	388.5	995.6	973.6
OPERATING EXPENSES
Other operation and maintenance	137.1	143.3	412.3	392.2
Depreciation and amortization	149.2	146.7	423.7	424.7
Taxes other than income	26.8	25.2	82.5	82.6
Operating expenses	313.1	315.2	918.5	899.5
OPERATING INCOME	428.5	341.3	733.2	661.2
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.4	6.3	22.2	19.3
Other net periodic benefit expense	(2.6)	(2.7)	(7.8)	(8.2)
Other income	17.5	6.1	46.4	30.3
Other expense	(11.6)	(4.6)	(31.0)	(14.3)
Net other income	10.7	5.1	29.8	27.1
INTEREST EXPENSE
Interest on long-term debt	71.7	66.4	209.6	194.4
Allowance for borrowed funds used during construction	(3.5)	(3.7)	(10.5)	(11.9)
Interest on short-term debt and other interest charges	(5.2)	6.9	(9.5)	26.6
Interest expense	63.0	69.6	189.6	209.1
INCOME BEFORE TAXES	376.2	276.8	573.4	479.2
INCOME TAX EXPENSE	60.0	45.5	90.7	77.7
NET INCOME	$316.2	$231.3	$482.7	$401.5
BASIC AVERAGE COMMON SHARES OUTSTANDING	206.7	201.5	206.5	201.3
DILUTED AVERAGE COMMON SHARES OUTSTANDING	208.2	202.1	207.7	202.0
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.53	$1.15	$2.34	$1.99
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.52	$1.14	$2.32	$1.99

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net income	$316.2	$231.3	$482.7	$401.5
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.1 and $0.1, respectively	—	0.1	0.1	0.1
Amortization of deferred net loss, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	0.1	0.1	0.3	0.3
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $(0.0), $(0.0), $(0.0) and $(0.1), respectively	(0.1)	(0.1)	(0.3)	(0.1)
Other comprehensive income, net of tax	—	0.1	0.1	0.3
Comprehensive income	$316.2	$231.4	$482.8	$401.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$482.7	$401.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	423.7	424.7
Deferred income taxes and other tax credits, net	50.2	14.0
Allowance for equity funds used during construction	(22.2)	(19.3)
Stock-based compensation expense	11.8	10.1
Regulatory assets	(46.4)	(39.6)
Regulatory liabilities	2.6	0.8
Other assets	16.1	(22.8)
Other liabilities	(19.4)	24.3
Other	—	(8.7)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(147.2)	(217.3)
Income taxes receivable	37.2	(0.1)
Fuel, materials and supplies inventories	(21.7)	48.3
Fuel recoveries	31.9	74.9
Other current assets	22.7	14.9
Accounts payable	(49.0)	(24.8)
Other current liabilities	121.1	71.4
Net cash provided from operating activities	894.1	752.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(768.0)	(752.7)
Cost of removal and other	(59.3)	(54.1)
Net cash used in investing activities	(827.3)	(806.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	341.1	344.4
Payment of long-term debt	(0.1)	(32.5)
Decrease in short-term debt	(156.9)	(3.0)
Dividends paid on common stock	(264.6)	(256.3)
Proceeds (costs) from issuance of common stock	19.3	8.9
Cash paid for employee equity-based compensation	(5.6)	(7.3)
Net cash (used in) provided from financing activities	(66.8)	54.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(0.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.2	$0.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, less reserve of $4.0 and $4.1, respectively	461.4	347.8
Accrued unbilled revenues	109.8	76.2
Income taxes receivable	0.1	37.3
Fuel inventories	82.7	112.0
Materials and supplies, at average cost	263.1	212.7
Other	64.9	71.7
Total current assets	982.2	857.9
OTHER PROPERTY AND INVESTMENTS
Other	112.5	129.4
Total other property and investments	112.5	129.4
PROPERTY, PLANT AND EQUIPMENT
In service	17,898.6	17,203.0
Construction work in progress	683.9	744.9
Total property, plant and equipment	18,582.5	17,947.9
Less: accumulated depreciation	5,381.4	5,217.5
Net property, plant and equipment	13,201.1	12,730.4
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	572.2	557.2
Other	71.8	95.6
Total deferred charges and other assets	644.0	652.8
TOTAL ASSETS	$14,939.8	$14,370.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2026	2025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$135.1	$292.0
Accounts payable	293.6	350.6
Dividends payable	88.6	87.6
Customer deposits	122.4	127.2
Accrued taxes	78.9	53.0
Accrued interest	92.9	68.8
Accrued compensation	55.2	54.3
Long-term debt due within one year	180.9	—
Fuel clause over recoveries	59.0	27.1
Other	108.2	33.5
Total current liabilities	1,214.8	1,094.1
LONG-TERM DEBT	5,534.1	5,369.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	141.5	164.4
Deferred income taxes	1,583.1	1,489.3
Deferred investment tax credits	9.3	9.8
Regulatory liabilities	905.6	957.1
Other	331.4	309.3
Total deferred credits and other liabilities	2,970.9	2,929.9
Total liabilities	9,719.8	9,393.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,403.9	1,378.4
Retained earnings	3,818.6	3,601.5
Accumulated other comprehensive loss, net of tax	(2.5)	(2.6)
Total stockholders' equity	5,220.0	4,977.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,939.8	$14,370.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2025	206.1	$2.1	$1,376.3	$3,601.5	$(2.6)	$4,977.3
Net income	—	—	—	50.2	—	50.2
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends declared on common stock ($0.42500 per share)	—	—	—	(89.2)	—	(89.2)
Issuance of common stock	0.1	—	2.7	—	—	2.7
Stock-based compensation	0.2	—	(1.8)	—	—	(1.8)
Balance at March 31, 2026	206.4	$2.1	$1,377.2	$3,562.5	$(2.6)	$4,939.2
Net income	—	—	—	116.3	—	116.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42500 per share)	—	—	—	(87.8)	—	(87.8)
Issuance of common stock	0.2	—	9.5	—	—	9.5
Stock-based compensation	—	—	3.9	—	—	3.9
Balance at June 30, 2026	206.6	$2.1	$1,390.6	$3,591.0	$(2.5)	$4,981.2
Net income	—	—	—	316.2	—	316.2
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends declared on common stock ($0.42875 per share)	—	—	—	(88.6)	—	(88.6)
Issuance of common stock	0.1	—	7.1	—	—	7.1
Stock-based compensation	—	—	4.1	—	—	4.1
Balance at September 30, 2026	206.7	$2.1	$1,401.8	$3,818.6	$(2.5)	$5,220.0

Balance at December 31, 2024	201.0	$2.0	$1,165.9	$3,475.7	$(2.7)	$4,640.9
Net income	—	—	—	62.7	—	62.7
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(86.8)	—	(86.8)
Issuance of common stock	0.1	—	3.1	—	—	3.1
Stock-based compensation	0.2	—	(4.3)	—	—	(4.3)
Balance at March 31, 2025	201.3	$2.0	$1,164.7	$3,451.6	$(2.6)	$4,615.7
Net income	—	—	—	107.5	—	107.5
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(84.9)	—	(84.9)
Issuance of common stock	0.1	—	2.9	—	—	2.9
Stock-based compensation	—	—	3.6	—	—	3.6
Balance at June 30, 2025	201.4	$2.0	$1,171.2	$3,474.2	$(2.5)	$4,644.9
Net income	—	—	—	231.3	—	231.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42500 per share)	—	—	—	(85.6)	—	(85.6)
Issuance of common stock	0.1	—	2.9	—	—	2.9
Stock-based compensation	—	—	3.5	—	—	3.5
Balance at September 30, 2025	201.5	$2.0	$1,177.6	$3,619.9	$(2.4)	$4,797.1

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
OPERATING REVENUES
Revenues from contracts with customers	$1,162.9	$1,028.4	$2,587.6	$2,489.2
Other revenues	19.9	16.6	59.7	45.1
Operating revenues	1,182.8	1,045.0	2,647.3	2,534.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	441.2	388.5	995.6	973.6
OPERATING EXPENSES
Other operation and maintenance	137.1	143.5	412.5	391.6
Depreciation and amortization	149.2	146.7	423.7	424.7
Taxes other than income	26.8	25.2	82.5	82.6
Operating expenses	313.1	315.4	918.7	898.9
OPERATING INCOME	428.5	341.1	733.0	661.8
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.4	6.3	22.2	19.3
Other net periodic benefit expense	(2.5)	(2.7)	(7.5)	(7.8)
Other income	8.4	4.2	17.5	13.6
Other expense	(0.8)	(0.5)	(2.2)	(1.9)
Net other income	12.5	7.3	30.0	23.2
INTEREST EXPENSE
Interest on long-term debt	66.0	60.6	192.5	177.0
Allowance for borrowed funds used during construction	(3.5)	(3.7)	(10.5)	(11.9)
Interest on short-term debt and other interest charges	(6.8)	(2.7)	(17.9)	9.3
Interest expense	55.7	54.2	164.1	174.4
INCOME BEFORE TAXES	385.3	294.2	598.9	510.6
INCOME TAX EXPENSE	64.4	51.3	100.0	89.0
NET INCOME	$320.9	$242.9	$498.9	$421.6
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$320.9	$242.9	$498.9	$421.6

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$498.9	$421.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	423.7	424.7
Deferred income taxes and other tax credits, net	46.9	16.6
Allowance for equity funds used during construction	(22.2)	(19.3)
Stock-based compensation expense	11.8	10.1
Regulatory assets	(46.4)	(39.6)
Regulatory liabilities	2.6	0.8
Other assets	1.4	(20.0)
Other liabilities	(18.4)	21.2
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(147.3)	(217.4)
Fuel, materials and supplies inventories	(21.7)	48.3
Fuel recoveries	31.9	74.9
Other current assets	23.0	10.3
Accounts payable	(47.7)	4.6
Income taxes payable - parent	52.3	13.7
Other current liabilities	113.3	50.3
Net cash provided from operating activities	902.1	800.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(768.0)	(752.7)
Cost of removal	(61.8)	(52.5)
Net cash used in investing activities	(829.8)	(805.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	(290.1)	(77.4)
Proceeds from long-term debt	342.9	344.4
Payment of long-term debt	(0.1)	(32.5)
Capital contribution from OGE Energy	150.0	150.0
Dividends paid on common stock	(275.0)	(380.0)
Net cash (used in) provided from financing activities	(72.3)	4.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	0.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.2	$0.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, less reserve of $4.0 and $4.1, respectively	460.9	347.2
Accrued unbilled revenues	109.8	76.2
Advances to parent	316.0	78.3
Fuel inventories	82.7	112.0
Materials and supplies, at average cost	263.1	212.7
Other	64.4	71.5
Total current assets	1,297.1	898.1
OTHER PROPERTY AND INVESTMENTS	4.0	4.1
PROPERTY, PLANT AND EQUIPMENT
In service	17,892.5	17,196.9
Construction work in progress	683.9	744.9
Total property, plant and equipment	18,576.4	17,941.8
Less: accumulated depreciation	5,381.4	5,217.5
Net property, plant and equipment	13,195.0	12,724.3
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	572.2	557.2
Other	68.8	93.8
Total deferred charges and other assets	641.0	651.0
TOTAL ASSETS	$15,137.1	$14,277.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2026	2025
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$293.0	$348.7
Customer deposits	122.4	127.2
Accrued taxes	75.5	52.3
Accrued interest	85.7	66.4
Accrued compensation	55.2	54.3
Long-term debt due within one year	180.9	—
Fuel clause over recoveries	59.0	27.1
Other	108.2	33.5
Total current liabilities	979.9	709.5
LONG-TERM DEBT	5,126.2	4,961.7
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	71.2	93.2
Deferred income taxes	1,621.7	1,531.3
Deferred investment tax credits	9.3	9.8
Regulatory liabilities	905.6	957.1
Other	297.3	274.7
Total deferred credits and other liabilities	2,905.1	2,866.1
Total liabilities	9,011.2	8,537.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,915.3	1,753.5
Retained earnings	4,210.6	3,986.7
Total stockholder's equity	6,125.9	5,740.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,137.1	$14,277.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2025	40.4	$100.9	$1,652.6	$3,986.7	$5,740.2
Net income	—	—	—	57.9	57.9
Stock-based compensation	—	—	3.8	—	3.8
Balance at March 31, 2026	40.4	$100.9	$1,656.4	$4,044.6	$5,801.9
Net income	—	—	—	120.1	120.1
Capital contribution from OGE Energy	—	—	150.0	—	150.0
Stock-based compensation	—	—	3.9	—	3.9
Balance at June 30, 2026	40.4	$100.9	$1,810.3	$4,164.7	$6,075.9
Net income	—	—	—	320.9	320.9
Dividends declared on common stock	—	—	—	(275.0)	(275.0)
Stock-based compensation	—	—	4.1	—	4.1
Balance at September 30, 2026	40.4	$100.9	$1,814.4	$4,210.6	$6,125.9

Balance at December 31, 2024	40.4	$100.9	$1,488.6	$3,736.9	$5,326.4
Net income	—	—	—	71.0	71.0
Stock-based compensation	—	—	3.0	—	3.0
Balance at March 31, 2025	40.4	$100.9	$1,491.6	$3,807.9	$5,400.4
Net income	—	—	—	107.7	107.7
Capital contribution from OGE Energy	—	—	150.0	—	150.0
Stock-based compensation	—	—	3.6	—	3.6
Balance at June 30, 2025	40.4	$100.9	$1,645.2	$3,915.6	$5,661.7
Net income	—	—	—	242.9	242.9
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	3.5	—	3.5
Balance at September 30, 2025	40.4	$100.9	$1,648.7	$3,908.5	$5,658.1

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at September 30, 2026 and December 31, 2025, the results of the Registrants' operations for the three and nine months ended September 30, 2026 and 2025 and the Registrants' cash flows for the nine months ended September 30, 2026 and 2025 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2026 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2025 Form 10-K.

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

	September 30,	December 31,
(In millions)	2026	2025
REGULATORY ASSETS
Current:
SPP cost tracker under recoveries (A)	$10.5	$7.1
Other (A)	2.8	4.3
Total current regulatory assets	$13.3	$11.4
Non-current:
Oklahoma deferred storm expenses	$193.2	$224.7
Oklahoma PISA deferred costs, net	87.9	22.9
Pension tracker	82.0	88.7
Benefit obligations regulatory asset	81.3	85.6
Arkansas Winter Storm Uri costs	46.7	54.2
Oklahoma SAP S/4 HANA deferred expenses	16.2	16.5
Sooner Dry Scrubbers	14.9	15.5
Oklahoma vegetation management program deferred costs	14.8	13.9
Arkansas capacity purchase power agreements	10.7	6.7
Arkansas deferred pension expenses	7.9	9.3
Unamortized loss on reacquired debt	4.5	5.5
COVID-19 impacts	3.2	4.1
Other	8.9	9.6
Total non-current regulatory assets	$572.2	$557.2
REGULATORY LIABILITIES
Current:
Oklahoma fuel clause over recoveries	$37.3	$15.7
Arkansas fuel clause over recoveries	21.7	11.4
Oklahoma Energy Efficiency Rider over recoveries (B)	21.4	5.8
Other (B)	9.4	2.0
Total current regulatory liabilities	$89.8	$34.9
Non-current:
Income taxes refundable to customers, net	$672.3	$718.9
Accrued removal obligations, net	228.8	234.7
Other	4.5	3.5
Total non-current regulatory liabilities	$905.6	$957.1
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

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the nine months ended September 30, 2026 and 2025. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2025	$(10.0)	$7.4	$(2.6)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	(0.3)	0.1
Balance at September 30, 2026	$(9.6)	$7.1	$(2.5)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(8.8)	$6.1	$(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	(0.1)	0.3
Balance at September 30, 2025	$(8.4)	$6.0	$(2.4)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and nine months ended September 30, 2026 and 2025.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.1)	$(0.1)	$(0.3)	$(0.3)	(A)
Prior service cost	—	(0.1)	(0.2)	(0.2)	(A)
	(0.1)	(0.2)	(0.5)	(0.5)	Income Before Taxes
	—	—	(0.1)	(0.1)	Income Tax Expense
	$(0.1)	$(0.2)	$(0.4)	$(0.4)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.1	$0.1	$0.3	$0.2	(A)
	0.1	0.1	0.3	0.2	Income Before Taxes
	—	—	—	0.1	Income Tax Expense
	$0.1	$0.1	$0.3	$0.1	Net Income

Total reclassifications for the period, net of tax	$—	$(0.1)	$(0.1)	$(0.3)	Net Income

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Residential	$512.7	$399.2	$1,016.9	$934.1
Commercial	339.6	314.0	753.1	739.1
Industrial	86.5	80.5	200.3	200.5
Oilfield	79.2	73.0	185.9	184.9
Public authorities and street light	97.7	86.2	217.9	208.9
System sales revenues	1,115.7	952.9	2,374.1	2,267.5
Provision for rate refund	—	—	—	3.0
Integrated market	29.3	23.6	104.0	71.2
Transmission	12.7	38.8	83.9	120.7
Other	5.2	13.1	25.6	26.8
Revenues from contracts with customers	$1,162.9	$1,028.4	$2,587.6	$2,489.2

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

The Registrants had no financial instruments measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025. The following table presents the carrying amount and fair value of the Registrants' financial instruments at September 30, 2026 and December 31, 2025, as well as the classification level within the fair value hierarchy.

	September 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$348.2	$348.9	$347.6	$362.5	Level 2
OGE Energy Term Loan	$59.7	$60.0	$59.9	$60.0	Level 2
OG&E Senior Notes	$5,192.7	$4,632.8	$4,847.2	$4,644.7	Level 2
OG&E Industrial Authority Bonds	$103.0	$103.0	$103.0	$103.0	Level 2
OG&E Tinker Debt	$11.4	$8.2	$11.5	$9.1	Level 3

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and nine months ended September 30, 2026 and 2025 related to performance units and restricted stock units for the Registrants' employees.

	Three Months Ended		Nine Months Ended
OGE Energy and OG&E	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Performance units	$2.7	$2.4	$7.9	$7.0
Restricted stock units	1.4	1.1	3.9	3.1
Total compensation expense	$4.1	$3.5	$11.8	$10.1
Income tax benefit	$1.0	$0.8	$2.9	$2.4

During the nine months ended September 30, 2026, OGE Energy issued 168,659 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the nine months ended September 30, 2026, OGE Energy granted 220,459 performance units (based on total shareholder return over a three-year period) and 129,233 restricted stock units (primarily with a three-year cliff vesting period) to the Registrants' employees at $56.63 and $46.45 fair value per share, respectively.

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

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 144,688 and 417,417 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2026 and received proceeds of $6.8 million and $19.5 million, respectively. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs. As of September 30, 2026, there were 4,646,611 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

At September 30, 2026, OGE Energy could have settled the FSAs with physical delivery of 4,613,372 shares of common stock to the counterparties in exchange for cash of $191.3 million. The FSAs could have also been settled at September 30, 2026 with delivery of $25.2 million of cash or approximately 536,535 shares of common stock to the counterparties, if OGE Energy had elected to net cash or net share settle, respectively. The FSAs have been classified as an equity transaction; therefore, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in OGE Energy's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of OGE Energy's common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs, less the number of shares that could be purchased by OGE Energy in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of OGE Energy's stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. For the three and nine months ended September 30, 2026, approximately 557,305 and 536,535 incremental shares, respectively, were included in the calculation of diluted earnings per share related to the securities under the FSAs.

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

The following table presents the calculation of basic and diluted earnings per share for OGE Energy.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income	$316.2	$231.3	$482.7	$401.5
Average common shares outstanding:
Basic average common shares outstanding	206.7	201.5	206.5	201.3
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.9	0.6	0.7	0.7
Forward equity sale agreements	0.6	—	0.5	—
Diluted average common shares outstanding	208.2	202.1	207.7	202.0
Basic earnings per average common share	$1.53	$1.15	$2.34	$1.99
Diluted earnings per average common share	$1.52	$1.14	$2.32	$1.99
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8. Long-Term Debt

At September 30, 2026, the Registrants were in compliance with all of their debt agreements.

As of September 30, 2026, OG&E's $125.0 million senior notes due July 15, 2027 and $56.0 million Muskogee Industrial Authority bonds due June 1, 2027 are presented as Long-term Debt due within One Year in the 2026 condensed balance sheet.

On September 9, 2026, OGE Energy entered into an amended $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan and $60.0 million is considered a term loan. The agreement extended the maturity date two years to May 24, 2029. At September 30, 2026, OGE Energy had drawn $60.0 million on the term loan under this credit agreement at a weighted-average interest rate of 4.82 percent. For additional information related to this credit agreement, see Note 9.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.40%	-	4.05%	Muskogee Industrial Authority, June 1, 2027	$56.0
1.45%	-	4.00%	Garfield Industrial Authority, October 1, 2039	47.0
Total (redeemable during next 12 months)				$103.0

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

The following table presents information regarding the Registrants' revolving credit agreements at September 30, 2026.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate (F)	Expiration
	(In millions)
OGE Energy (B)	$650.0	$135.1	4.17%	June 12, 2031
OGE Energy (C)	60.0	—	—%	May 24, 2029
OG&E (D)(E)	650.0	0.4	1.20%	June 12, 2031
Total	$1,360.0	$135.5	4.16%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2026. Typically, OGE Energy issues commercial paper to address consolidated operational activity, and OG&E will borrow from OGE Energy under the intercompany borrowing agreement as discussed below in footnote (E).
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
(E)
On August 1, 2026, OG&E increased its intercompany borrowing agreement with OGE Energy, under which OG&E may borrow up to $800.0 million. The agreement has a termination date of June 12, 2031. At September 30, 2026, OG&E had no borrowings under this agreement.
(F)
Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2025 and ending December 31, 2026. OG&E has requested approval from the FERC to incur up to $1.5 billion for the two-year period beginning January 1, 2027 and ending December 31, 2028 and expects to receive approval prior to the expiration of its current authority.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,		September 30,		September 30,
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1.4	$1.3	$4.0	$4.0	$0.3	$0.3	$0.9	$0.8
Interest cost	3.9	4.1	11.8	12.2	0.1	0.1	0.4	0.3
Expected return on plan assets	(4.4)	(4.1)	(13.1)	(12.4)	—	—	—	—
Amortization of net loss	1.5	1.5	4.5	4.6	0.1	—	0.1	—
Amortization of unrecognized prior service cost (A)	—	—	—	—	0.1	—	0.2	0.2
Net periodic benefit cost	$2.4	$2.8	$7.2	$8.4	$0.6	$0.4	$1.6	$1.3

(A) Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OG&E	September 30,		September 30,		September 30,		September 30,
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1.4	$1.3	$4.0	$4.0	$—	$0.1	$—	$0.1
Interest cost	3.4	3.4	10.2	10.5	—	—	0.1	0.1
Expected return on plan assets	(3.8)	(3.5)	(11.3)	(10.6)	—	—	—	—
Amortization of net loss	1.4	1.5	4.2	4.4	0.1	—	0.1	—
Total net periodic benefit cost	2.4	2.7	7.1	8.3	0.1	0.1	0.2	0.2
Plus: Amount allocated from OGE Energy	(0.1)	—	(0.1)	—	0.4	0.4	1.3	1.2
Net periodic benefit cost	$2.3	$2.7	$7.0	$8.3	$0.5	$0.5	$1.5	$1.4

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three and nine months ended September 30, 2026 and 2025, the Registrants recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.6)	$(0.3)	$(1.7)	$(0.7)
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$—	$0.1	$—	$0.1
Interest cost	1.2	1.3	3.4	4.0	1.0	1.0	2.7	3.1
Expected return on plan assets	(0.4)	(0.4)	(1.1)	(1.2)	(0.4)	(0.4)	(1.0)	(1.1)
Amortization of net (gain) loss	(0.1)	0.1	(0.2)	0.3	—	0.1	—	0.4
Total net periodic benefit cost	0.7	1.0	2.1	3.1	0.6	0.8	1.7	2.5
Plus: Amount allocated from OGE Energy					0.1	0.1	0.3	0.3
Net periodic benefit cost	$0.7	$1.0	$2.1	$3.1	$0.7	$0.9	$2.0	$2.8

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three and nine months ended September 30, 2026 and 2025, the Registrants recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.1)	$0.2	$(0.3)	$0.5
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
OGE Energy and OG&E	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Capitalized portion of net periodic pension benefit cost	$0.6	$0.6	$1.8	$1.8
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$—	$—

Pension Plan Funding

During the nine months ended September 30, 2026, OGE Energy contributed $22.0 million to its Pension Plan related to OG&E employees. The Registrants could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The Registrants' chief operating decision maker uses net income as a measure of reportable segment profit or loss to make operating decisions, allocate resources, and assess performance. The following tables, which include significant segment expenses, present the results of OGE Energy's business segments for the three and nine months ended September 30, 2026 and 2025.

Three Months Ended September 30, 2026	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,182.8	$—	$—	$1,182.8
Fuel, purchased power and direct transmission expense	441.2	—	—	441.2
Other operation and maintenance	137.1	—	—	137.1
Depreciation and amortization	149.2	—	—	149.2
Taxes other than income	26.8	—	—	26.8
Operating income	428.5	—	—	428.5
Net other income	12.5	4.0	(5.8)	10.7
Interest expense	55.7	13.1	(5.8)	63.0
Income tax expense (benefit)	64.4	(4.4)	—	60.0
Net income (loss)	$320.9	$(4.7)	$—	$316.2
Total assets	$15,137.1	$118.6	$(315.9)	$14,939.8
Capital expenditures	$279.4	$—	$—	$279.4

Three Months Ended September 30, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,045.0	$—	$—	$1,045.0
Fuel, purchased power and direct transmission expense	388.5	—	—	388.5
Other operation and maintenance	143.5	(0.2)	—	143.3
Depreciation and amortization	146.7	—	—	146.7
Taxes other than income	25.2	—	—	25.2
Operating income	341.1	0.2	—	341.3
Net other income (expense)	7.3	(0.7)	(1.5)	5.1
Interest expense	54.2	16.9	(1.5)	69.6
Income tax expense (benefit)	51.3	(5.8)	—	45.5
Net income (loss)	$242.9	$(11.6)	$—	$231.3
Total assets	$14,114.7	$221.4	$(78.7)	$14,257.4
Capital expenditures	$229.5	$—	$—	$229.5

Nine Months Ended September 30, 2026	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,647.3	$—	$—	$2,647.3
Fuel, purchased power and direct transmission expense	995.6	—	—	995.6
Other operation and maintenance	412.5	(0.2)	—	412.3
Depreciation and amortization	423.7	—	—	423.7
Taxes other than income	82.5	—	—	82.5
Operating income	733.0	0.2	—	733.2
Net other income	30.0	9.5	(9.7)	29.8
Interest expense	164.1	35.2	(9.7)	189.6
Income tax expense (benefit)	100.0	(9.3)	—	90.7
Net income (loss)	$498.9	$(16.2)	$—	$482.7
Total assets	$15,137.1	$118.6	$(315.9)	$14,939.8
Capital expenditures	$768.0	$—	$—	$768.0

Nine Months Ended September 30, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,534.3	$—	$—	$2,534.3
Fuel, purchased power and direct transmission expense	973.6	—	—	973.6
Other operation and maintenance	391.6	0.6	—	392.2
Depreciation and amortization	424.7	—	—	424.7
Taxes other than income	82.6	—	—	82.6
Operating income (loss)	661.8	(0.6)	—	661.2
Net other income	23.2	9.5	(5.6)	27.1
Interest expense	174.4	40.3	(5.6)	209.1
Income tax expense (benefit)	89.0	(11.3)	—	77.7
Net income (loss)	$421.6	$(20.1)	$—	$401.5
Total assets	$14,114.7	$221.4	$(78.7)	$14,257.4
Capital expenditures	$752.7	$—	$—	$752.7

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

In 2023, OG&E was named, along with its contractor, as a defendant in a lawsuit filed by an apartment owner and its insurance companies seeking in excess of $60.0 million in damages related to a fire at an apartment building under construction in Oklahoma City. Several additional defendants have also been named. In October 2026, OG&E settled this lawsuit which did not result in a material impact to its operating results.

13. Rate Matters and Regulation

Except as disclosed below, the circumstances set forth in Note 14 to the financial statements included in the Registrants' 2025 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' regulatory matters.

Completed Regulatory Matters

Integrated Resource Plans

As a result of the 2024 request for proposal process, OG&E has executed contracts for approximately 1,000 MWs of generation capacity, and regulatory approvals have been received or are currently being pursued, as further discussed below. In January 2026, OG&E issued additional requests for proposals for resources to meet projected capacity needs while maintaining affordability and reliability for OG&E's customers. Independent evaluators have been engaged on behalf of the OCC and Oklahoma Attorney General to oversee this 2026 request for proposal process. Bids into the 2026 request for proposal process have been received and evaluated, and OG&E is currently negotiating for generation resources with a number of selected parties. In April 2026, OG&E issued its final 2026 IRP to the OCC and APSC, which is intended to address OG&E's updated load forecast as well as updated SPP Resource Adequacy policies. The 2026 IRP identifies capacity needs of 1,922 MWs by the 2031/2032 winter season, which is inclusive of approximately 800 MWs of capacity needs driven by changes in the SPP Resource Adequacy policies. On October 27, 2026, OG&E filed a preapproval case seeking OCC approval of a generation capacity construction project to install a natural gas combined cycle unit at OG&E’s existing Horseshoe Lake generating facility (Unit 15). This project is expected to add approximately 755 MW of nameplate capacity to the OG&E portfolio at a cost of approximately $1.7 billion. OG&E is currently evaluating additional request for proposal responses associated with its 2026 IRP and expects to file for additional preapprovals beginning as early as the fourth quarter of 2026. OG&E intends to evaluate incremental capacity needs beyond what is identified in the 2026 IRP through future IRPs and to continue to seek capacity additions, as needed.

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

Arkansas Prudence of Horseshoe Lake and Tinker Generation Facilities

In December 2024, pursuant to orders in the generation construction notice filings, OG&E filed an application requesting a determination of prudence of action and initial contract costs for the generating units being constructed at Horseshoe Lake (Units 11 and 12) and Tinker Air Force Base. In May 2025, OG&E filed a supplemental application to serve as notice to the APSC of OG&E’s intent to recover the costs of these projects through a rider under the newly enacted Act 373. On September 8, 2026, the APSC issued a final order approving the prudence of action and initial contract costs for construction of the Tinker Air Force Base units and Horseshoe Lake Units 11 and 12. The APSC denied the portion of the settlement which addressed recognition of the projects as strategic investments and eligibility for recovery through a rider.

Arkansas Frontier Energy Storage Project Preapproval Filing

In February 2026, OG&E filed a preapproval case for the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma. The Frontier Energy Storage Project is the final project resulting from OG&E's 2024 request for proposals and subsequent negotiations. In this proceeding, OG&E sought authorization to commence construction of the Frontier Energy Storage Project and to later acquire the facility pursuant to the purchase and sale agreement, a prudency determination for the project, and all other findings and approvals needed under Arkansas law. On July 31, 2026, the APSC issued a final order, which granted prudence of action and initial costs of the Frontier Energy Storage Project.

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

On July 16, 2026, the FERC ordered the SPP to begin invoicing OG&E and other parties for refund amounts owed. The Registrants had previously reserved $14 million plus estimated interest for this refund, and in September 2026, OG&E remitted the net funds invoiced by the SPP. Of the refund amount, the Registrants recognized approximately $4 million, plus interest, in expense in 2021 that initially benefited the Registrants in 2016, and OG&E customers will incur a net impact of approximately $10 million, plus interest, in expense through rider mechanisms or the FERC formula rate now that the refunds have been paid to the SPP. The SPP must also submit a refund report within 60 days after issuing the initial invoices, including the recoupment amounts and complete interest calculations.

After the initiation of the disputes discussed above, the FERC approved an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery. This elimination of the Attachment Z2 revenue crediting would only impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor after July 2020. All projects initiated prior to July 2020 remain eligible to receive revenue credits under Attachment Z2.

OCC Proceedings

Oklahoma Distribution Interconnection Agreement

In May 2026, OG&E filed an application requesting approval of a pro forma Distribution Interconnection Agreement to be used for certain interconnections to OG&E’s distribution system for generators that do not have a purchase agreement for the output with OG&E and are larger than 300 kW. On August 6, 2026, the OCC issued a final order approving OG&E's application.

Oklahoma Frontier Energy Storage Project Preapproval Filing

In December 2025, OG&E filed a preapproval case for the Frontier Energy Storage Project, which involves a purchase and sale agreement for a 300 MW battery storage facility in Oklahoma. The Frontier Energy Storage Project is the final project resulting from OG&E's 2024 request for proposals and subsequent negotiations. In June 2026, the ALJ issued a report recommending approval of the Frontier Energy Storage Project, and on August 6, 2026, the OCC issued a final order granting preapproval of the Frontier Energy Storage Project. The final order was subsequently appealed at the Oklahoma Supreme Court by a third party.

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

SPP Proceedings

Demand Response Accreditation and Peak Demand Assessment

The SPP has proposed performance-based demand response accreditation and a peak demand assessment that would compare each LRE's forecasted peak demand with its actual peak demand. An LRE that under-forecasts its peak demand could be required to make a deficiency payment. Demand response resources would qualify through market or reliability registration and dispatch, while programs included in an LRE's forecast as load modifiers could reduce its planning reserve margin requirements. In February 2026, the SPP Regional State Committee and the SPP Board of Directors approved implementation of a load modifier cap in 2027 and full implementation of the demand response accreditation and peak demand assessment policies in 2028. These policies are subject to FERC review and approval prior to implementation. In August 2026, the FERC issued a Deficiency Letter requiring the SPP to address questions and concerns regarding the lack of detail in the proposed tariff change and potential inequities in its administration. On October 9, 2026, several LREs, including OG&E, filed comments requesting that the proposal be rejected or, at minimum, delayed. If approved by the FERC, the demand response changes would require OG&E to alter its current load reduction program and may require OG&E to procure additional capacity resources, and the peak demand assessment could create deficiency payment risk, as discussed above, if OG&E’s peak demand is under-forecasted.

Seminole to Longwood Transmission Line

At the end of 2025, the SPP Board of Directors adopted their 2025 Integrated Transmission Plan. This plan included a new 765 kV transmission line running from Konawa, Oklahoma to Shreveport, Louisiana. OG&E will construct and own a significant portion of the line. The project is pending OG&E's receipt and acceptance of a notice to construct, which is expected in the coming months.

APSC Proceedings

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

Arkansas Long-term CPAs

In July 2026, OG&E filed its application and direct testimony to seek approval for two long-term CPAs as presented in the Oklahoma Google special contract case, which is further discussed below. On October 15, 2026, the APSC Staff filed direct testimony recommending denial of the CPAs, stating that OG&E did not provide sufficient evidence that the pricing is reasonable and prudent. OG&E is preparing rebuttal testimony and awaiting a procedural schedule from the APSC.

FERC Proceedings

Integration of Large and Co-Located Loads

In June 2026, the FERC issued an order instituting a Section 206 show cause proceeding directed at the SPP and named the SPP transmission owners, including OG&E, preliminarily finding that the SPP’s tariff appears to be unjust, unreasonable, or unduly discriminatory or preferential regarding the integration of large and co-located loads onto the SPP transmission system. The SPP and the SPP transmission owners were directed to either: (i) show cause why the tariff remains just and reasonable; or (ii) explain what tariff changes would remedy the concerns identified by the FERC. The FERC’s concerns involved transmission service for large loads, cost transparency, cost recovery agreements, co-location arrangements and eligible load, flexible large loads, and resource adequacy/generation sufficiency. In August 2026, certain SPP transmission owners, including OG&E, filed a motion requesting the FERC hold the show cause proceeding in abeyance to November 20, 2026, pending completion of the SPP’s stakeholder proceedings and the submittal of a Section 205 filing to address the FERC’s preliminary findings. In August 2026, the FERC granted the motion of holding the proceeding in abeyance, with responses to the June 2026 order due on November 20, 2026, and answers to responses due on December 21, 2026. The FERC's final determination could result in changes to certain OG&E tariff provisions.

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

Oklahoma 2025 Fuel Prudence

In April 2026, the Public Utility Division Staff filed their application initiating the prudence review of the 2025 fuel adjustment clause. OG&E filed its direct testimony and minimum filing requirements in June 2026. Responsive testimony from the OCC Staff was filed in August 2026, and a hearing occurred on October 8, 2026. At the conclusion of the hearing, the ALJ recommended the OCC find OG&E's fuel procurement policies and practices prudent and costs calculated accurately for the calendar year 2025.

Oklahoma Google Special Contract

In May 2026, OG&E filed an application requesting approval of a special contract with Google and preapproval of two CPAs. The special contract includes provisions such as long-term contract commitments, minimum billing demand and energy charges, funding of upfront costs, and recognizing OCC authority to review and address any potential adverse rate impact in future rate proceedings through cost-of-service adjustments. Further, as part of the special contract, OG&E secured power generation capacity agreements from two solar facilities that Google currently has under construction. On September 9, 2026, a non-contested settlement agreement was reached between OG&E, the Oklahoma Attorney General, the Public Utility Division and Google. At the hearing on the merits, the ALJ recommended approval of the special contract and the two CPAs.

Oklahoma Large Load Tariff

Separately from the Google special contract, in June 2026, OG&E filed an application requesting approval of its new proposed XLPL tariff and terms and conditions of service for extra large load customers and for approval of a regulatory asset to recover costs associated with portfolio optimization software. If approved, this tariff would establish a framework to serve large load customers (75 MWs or higher) and include provisions such as long-term contract commitments, minimum billing demand and energy charges, funding of upfront costs, a customer protection charge that addresses any potential adverse rate impact to other customer classes, and a customer affordability charge that would be credited to residential customers through a regulatory liability. In September 2026, OG&E filed a motion to amend the procedural schedule and order briefing, and in October 2026, the OCC approved OG&E's motion. A hearing is scheduled for January 12, 2027.

2026 Oklahoma General Rate Review

On September 30, 2026, OG&E filed a general rate review in Oklahoma seeking a rate increase of $395.0 million and a 10.5 percent return on equity based on a common equity percentage of 53.42 percent. The rate review includes a request for recovery of approximately $2.4 billion of total plant investment since the last general rate review.

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

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services that enrich its communities, encouraging growth and a higher quality of life. OGE Energy's purpose comes with a balanced approach to multifaceted stewardship: keeping its employees (internally referred to as "members") safe, reducing its environmental impact, strengthening its diverse communities and ensuring its effective corporate governance. OGE Energy's business model is centered around growth and sustainability for members, communities and customers and the owners of OGE Energy, its shareholders. OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of consolidated earnings per share of five to seven percent through 2030, and consolidated earnings per share in the top half of the range in 2027 and 2028, supported by expected strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. In September 2026, OGE Energy updated its target dividend payout ratio to 55 percent to 60 percent and continues to expect earnings per share growth to exceed the dividend growth rate to help achieve this target. OGE Energy's long-term sustainability is predicated on providing exceptional customer engagement, strengthening the energy grid, investing in proven technologies to meet generation capacity needs, environmental stewardship, strong governance practices and caring for and supporting its members and communities. Further discussion of OGE Energy's strategy can be found in its 2025 Form 10-K.

Recent Developments

OG&E's Regulatory Matters

Current activity related to OG&E's regulatory matters is discussed in Note 13 within "Item 1. Financial Statements."

Summary of OGE Energy Operating Results

Three Months Ended September 30, 2026 as compared to the Three Months Ended September 30, 2025

OGE Energy's net income was $316.2 million, or $1.52 per diluted share, during the three months ended September 30, 2026 as compared to $231.3 million, or $1.14 per diluted share, during the same period in 2025. The increase in net income of $84.9 million, or $0.38 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $78.0 million, or $0.34 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by significantly warmer weather in OG&E's service territory and load growth, decreased other operation and maintenance expense, and higher net other income, partially offset by increased income tax expense.
•
A decrease in net loss of other operations of $6.9 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to increased other income from OGE Energy’s other energy-related investments and lower interest expense.

Nine Months Ended September 30, 2026 as compared to the Nine Months Ended September 30, 2025

OGE Energy's net income was $482.7 million, or $2.32 per diluted share, during the nine months ended September 30, 2026 as compared to $401.5 million, or $1.99 per diluted share, during the same period in 2025. The increase in net income of $81.2 million, or $0.33 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $77.3 million, or $0.31 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by significantly warmer weather in OG&E's service territory during the third quarter and load growth, lower interest expense and higher net other income, partially offset by other operation and maintenance expense and income tax expense.
•
A decrease in net loss of other operations of $3.9 million, or $0.02 per diluted share of OGE Energy's common stock, was primarily due to increased other income from OGE Energy's other energy-related investments and decreased interest expense, partially offset by a one-time benefit related to activity at OGE Energy's legacy midstream operations recognized in 2025.

2026 Outlook

Due to warmer than normal weather, OGE Energy’s consolidated earnings are expected to be in the range of $2.62 to $2.68 per average diluted share. This guidance assumes, among other things, approximately 207.3 million average diluted shares outstanding and normal weather for the remainder of the year. OG&E has significant seasonality in its earnings due to weather on a year-over-year basis. See OGE Energy's 2025 Form 10-K for other key factors and assumptions underlying its 2026 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 and the Registrants' financial position at September 30, 2026. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income	$316.2	$231.3	$482.7	$401.5
Basic average common shares outstanding	206.7	201.5	206.5	201.3
Diluted average common shares outstanding	208.2	202.1	207.7	202.0
Basic earnings per average common share	$1.53	$1.15	$2.34	$1.99
Diluted earnings per average common share	$1.52	$1.14	$2.32	$1.99
Dividends declared per common share	$0.42875	$0.42500	$1.27875	$1.26750

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net income (loss):
OG&E (Electric Company)	$320.9	$242.9	$498.9	$421.6
Other operations	(4.7)	(11.6)	(16.2)	(20.1)
OGE Energy net income	$316.2	$231.3	$482.7	$401.5

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2026	2025	2026	2025
Operating revenues	$1,182.8	$1,045.0	$2,647.3	$2,534.3
Fuel, purchased power and direct transmission expense	441.2	388.5	995.6	973.6
Other operation and maintenance	137.1	143.5	412.5	391.6
Depreciation and amortization	149.2	146.7	423.7	424.7
Taxes other than income	26.8	25.2	82.5	82.6
Operating income	428.5	341.1	733.0	661.8
Allowance for equity funds used during construction	7.4	6.3	22.2	19.3
Other net periodic benefit expense	(2.5)	(2.7)	(7.5)	(7.8)
Other income	8.4	4.2	17.5	13.6
Other expense	0.8	0.5	2.2	1.9
Interest expense	55.7	54.2	164.1	174.4
Income tax expense	64.4	51.3	100.0	89.0
Net income	$320.9	$242.9	$498.9	$421.6
Operating revenues by classification:
Residential	$523.2	$408.0	$1,044.7	$956.3
Commercial	346.3	319.1	773.9	753.8
Industrial	87.5	81.6	204.7	204.0
Oilfield	79.3	73.1	187.0	185.5
Public authorities and street light	99.3	87.7	223.5	213.0
System sales revenues	1,135.6	969.5	2,433.8	2,312.6
Provision for rate refund	—	—	—	3.0
Integrated market	29.3	23.6	104.0	71.2
Transmission	12.7	38.8	83.9	120.7
Other	5.2	13.1	25.6	26.8
Total operating revenues	$1,182.8	$1,045.0	$2,647.3	$2,534.3
MWh sales by classification (In millions)
Residential	3.9	3.1	8.3	7.7
Commercial	3.6	3.5	9.7	9.3
Industrial	1.1	1.1	3.1	3.1
Oilfield	1.1	1.1	3.3	3.2
Public authorities and street light	1.0	0.9	2.4	2.3
System sales	10.7	9.7	26.8	25.6
Integrated market	0.4	0.2	1.1	0.6
Total sales	11.1	9.9	27.9	26.2
Number of customers	918,559	910,464	918,559	910,464
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.954	3.190	3.959	3.704
Coal	2.647	2.765	2.633	2.759
Total fuel	2.759	2.965	3.403	3.243
Total fuel and purchased power	3.836	3.732	3.440	3.549
Degree days (A)
Heating - Actual	—	—	1,510	2,056
Heating - Normal	19	19	2,158	2,158
Cooling - Actual	1,897	1,288	2,761	1,886
Cooling - Normal	1,265	1,265	1,828	1,828
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

OG&E's net income increased $78.0 million, or 32.1 percent, and $77.3 million, or 18.3 percent, during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The following section discusses the primary drivers for the changes in net income during the three and nine months ended September 30, 2026 as compared to the same periods in 2025.

Operating revenues increased $137.8 million, or 13.2 percent, and $113.0 million, or 4.5 percent, during the three and nine months ended September 30, 2026, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Nine Months Ended
Quantity impacts (primarily weather) (A)	$68.9	$53.2
Fuel, purchased power and direct transmission expense (B)	52.7	22.0
Price variance (C)	19.2	32.6
New customer growth	6.0	11.9
Non-residential demand and related revenues	1.2	9.0
Industrial and oilfield sales	(0.3)	0.1
Other	(0.3)	0.3
Wholesale transmission revenue (D)	(2.1)	(14.9)
Guaranteed Flat Bill program (E)	(7.5)	(1.2)
Change in operating revenues	$137.8	$113.0
(A)
Increased during the three and nine months ended September 30, 2026 primarily due to a 47 percent and 46 percent increase in cooling degree days, respectively.
(B)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(C)
Increased during the three and nine months ended September 30, 2026 primarily due to price variance related to weather and increased recovery through rider mechanisms.
(D)
Decreased during the nine months ended September 30, 2026 primarily due to an SPP formula rate true-up for transmission revenues.
(E)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $52.7 million, or 13.6 percent, and $22.0 million, or 2.3 percent, during the three and nine months ended September 30, 2026, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Nine Months Ended
Fuel expense (A)	$25.7	$54.3
Purchased power costs:
Purchases from SPP (B)	25.5	(42.6)
Capacity	5.5	8.1
Wind	1.4	2.4
Other	(0.3)	1.3
Transmission expense	(5.1)	(1.5)
Change in fuel, purchased power and direct transmission expense	$52.7	$22.0
(A)
Increased during the three months ended September 30, 2026 primarily due to an increase in MWhs generated related to the generating assets utilized and increased during the nine months ended September 30, 2026 primarily due to higher fuel costs.
(B)
Increased during the three months ended September 30, 2026 primarily due to higher market prices and decreased during the nine months ended September 30, 2026 primarily due to lower market prices.

Other operation and maintenance expense decreased $6.4 million, or 4.5 percent, during the three months ended September 30, 2026, primarily due to a decrease in contract technical and construction services driven by the timing of certain projects, vegetation management timing and a decrease in software expense, partially offset by an increase in payroll and benefits net of capitalized labor. Other operation and maintenance expense increased $20.9 million, or 5.3 percent, during the nine months ended September 30, 2026, primarily due to an increase in payroll and benefits net of capitalized labor, energy efficiency program activities and services which are recoverable through riders, and contract professional services.

Depreciation and amortization expense increased $2.5 million, or 1.7 percent, during the three months ended September 30, 2026, primarily due to additional assets being placed into service, partially offset by deferrals of allowable depreciation and amortization expense of $13.2 million to a regulatory asset in accordance with Oklahoma PISA. Depreciation and amortization expense decreased $1.0 million, or 0.2 percent, during the nine months ended September 30, 2026, primarily due to deferrals of allowable depreciation and amortization expense of $36.4 million to a regulatory asset in accordance with Oklahoma PISA, partially offset by additional assets being placed into service.

Net other income increased $5.2 million, or 71.2 percent, and $6.8 million, or 29.3 percent, during the three and nine months ended September 30, 2026, respectively, primarily due to increased allowance for equity funds used during construction driven by higher construction work in progress balances resulting from increased spending for generation projects, partially offset by lower interest income related to the carrying charge for the fuel under recovery balance in 2025.

Interest expense increased $1.5 million, or 2.8 percent, during the three months ended September 30, 2026, primarily due to interest expense related to the $350.0 million senior notes issuance in April 2026, partially offset by the deferral of certain interest expense to a regulatory asset in accordance with Oklahoma PISA. Interest expense decreased $10.3 million, or 5.9 percent, during the nine months ended September 30, 2026, primarily due to the deferral of certain interest expense to a regulatory asset in accordance with Oklahoma PISA, partially offset by interest expense related to the $350.0 million senior notes issuances in April 2025 and April 2026.

Income tax expense increased $13.1 million, or 25.5 percent, and $11.0 million, or 12.4 percent, during the three and nine months ended September 30, 2026, respectively, primarily due to higher pretax income, partially offset by a benefit in amortization of net refundable deferred taxes and additional state tax credits generated.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Nine Months Ended
	September 30,		2026 vs. 2025
(Dollars in millions)	2026	2025	$ Change	% Change
Net cash provided from operating activities (A)	$894.1	$752.3	$141.8	18.8%
Net cash used in investing activities (B)	$(827.3)	$(806.8)	$(20.5)	2.5%
Net cash (used in) provided from financing activities (C)	$(66.8)	$54.2	$(121.0)	*

* Change is greater than 100%.

(A)
Changed primarily due to increased cash received from customers, including cash related to fuel recoveries and customer connections, and lower purchased power payments, partially offset by higher payments for fuel.
(B)
Changed primarily due to increased investment in generation projects.
(C)
Changed primarily due to a decrease in short-term debt.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at September 30, 2026 compared to December 31, 2025.

Accounts Receivable and Accrued Unbilled Revenues increased $147.2 million, or 34.7 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2026 compared to December 2025.

Income Taxes Receivable decreased $37.2 million, or 99.7 percent, primarily due to an increase in federal taxes owed.

Fuel Inventories decreased $29.3 million, or 26.2 percent, primarily due to net withdrawals of coal.

Materials and Supplies, at Average Cost increased $50.4 million, or 23.7 percent, primarily due to increased plant inventory.

Short-term Debt decreased $156.9 million, or 53.7 percent, primarily due to OG&E's $350.0 million senior notes issuance in April 2026, which was used to pay down short-term debt along with general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accounts Payable decreased $57.0 million, or 16.3 percent, primarily due to the timing of vendor payments, partially offset by an increase in purchased power and integrated market payables.

Accrued Taxes increased $25.9 million, or 48.9 percent, primarily resulting from the timing of payments for ad valorem and federal tax liabilities.

Accrued Interest increased $24.1 million, or 35.0 percent, primarily due to the issuance of OG&E's $350.0 million senior notes in April 2026, as well as the timing of interest payments and accruals.

Long-Term Debt due within One Year increased $180.9 million, primarily due to the reclassification of OG&E's industrial authority bonds scheduled to mature in June 2027 and OG&E's $125.0 million senior notes scheduled to mature in July 2027.

Fuel Clause Over Recoveries increased $31.9 million, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities increased $74.7 million, primarily due to increases in SPP projected payables and under recovered riders.

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

Capital Expenditures

OGE Energy's updated estimates of capital expenditures for the years 2026 through 2030 presented in the following table reflect an increase from the amounts included within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2025 Form 10-K and are discussed further in the footnotes below the table. The capital investments, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base.

(In millions)	2026	2027	2028	2029	2030	Total
Transmission (A)(B)	$200	$360	$355	$320	$250	$1,485
Oklahoma distribution	585	705	725	775	825	3,615
Arkansas distribution	45	25	25	25	25	145
Generation reliability	245	160	165	165	165	900
Generation capacity projects (C)(D)	180	585	165	65	—	995
Technology, fleet & facilities	130	135	145	145	145	700
Total	$1,385	$1,970	$1,580	$1,495	$1,410	$7,840
(A)
Transmission includes the Fort Smith to Muskogee transmission project, which is discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data" in the Registrants' 2025 Form 10-K, and $160 million of additional 2025 Integrated Transmission Plan transmission projects accepted by OG&E during 2026.
(B)
Capital expenditures associated with the SPP's 2025 Integrated Transmission Plan, including the Seminole to Longwood transmission line that is discussed in Note 13 within "Item 1. Financial Statements," will be included in OG&E's capital plan upon final notice to construct acceptances.
(C)
Generation capacity projects include the Tinker Air Force Base, Horseshoe Lake Units 11 and 12, and Horseshoe Lake Units 13 and 14 generation projects.
(D)
Generation capacity projects include $395 million in 2027 related to the Frontier Energy Storage Project as a result of the OCC final order approving the project in August 2026, which is further discussed in Note 13 within "Item 1. Financial Statements." Additional generation capacity projects will be included in OG&E's capital plan when final preapproval orders are received.

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

On June 12, 2026, OGE Energy and OG&E entered into new, unsecured five-year revolving credit facilities totaling $1.3 billion ($650.0 million for OGE Energy and $650.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at September 30, 2026.

(Dollars in millions)	September 30, 2026
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$1,224.5
Balance of cash and cash equivalents	$0.2

The following table presents information about OGE Energy's total short-term debt activity for the three and nine months ended September 30, 2026.

(Dollars in millions)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Average balance of short-term debt	$118.7	$254.6
Weighted-average interest rate of average balance of short-term debt	4.04%	4.01%
Maximum month-end balance of short-term debt	$167.8	$516.5

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2025 and ending December 31, 2026. OG&E has requested approval from the FERC to incur up to $1.5 billion for the two-year period beginning January 1, 2027 and ending December 31, 2028 and expects to receive approval prior to the expiration of its current authority.

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

OGE Energy expects to establish an at-the-market equity program of up to $750 million under which it may sell shares of its common stock from time to time, including through forward sales agreements.

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

In June 2024, a coalition of 24 states, including Oklahoma, filed challenges to the final rule in the D.C. Circuit, and a separate coalition of states and other stakeholders filed to intervene in these challenges on behalf of the EPA. A coalition of 22 state governors separately requested the EPA to pause implementation of the final rule. In June 2026, the D.C. Circuit issued an opinion denying the challenges and upholding the primary annual PM2.5 NAAQS of 9.0 µg/m3 as revised in 2024. In July 2026, the U.S. District Court for the Northern District of California set a deadline requiring the EPA to promulgate final designations for all areas of the country no later than February 6, 2027.

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

Greenhouse Gas

OG&E monitors developments in federal greenhouse gas (“GHG”) emissions regulations applicable to fossil fuel-fired electric generating units. Changes in legal standards or the adoption of new regulations, could require significant capital investment and compliance expenditures. If such costs are not recoverable through regulated rates, OG&E’s financial position, results of operations, and cash flows could be materially affected.

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

In June 2025, the EPA proposed to repeal the 2024 GHG rules in their entirety and, alternatively, to repeal only specific aspects of the 2024 GHG rules. OG&E submitted comments on the 2025 proposed rules individually and through trade associations. On September 14, 2026, the EPA finalized a partial repeal of the 2024 regulation consistent with the 2025 alternate proposal, including elimination of all prior requirements for existing units and elimination of the requirement for new baseload combined cycle turbine units to capture CO2 emissions by January 1, 2032. The final rule made no changes to the sub-categorization and utilization restrictions for certain other types of new combustion turbines. The final regulation will be effective November 16, 2026 by which time challenges must be filed in the D.C. Circuit Court.

In a separate action published concurrently with the final partial repeal, the EPA issued a supplemental proposal related to fully repealing all greenhouse regulation for the power sector. The supplemental proposal solicits comments on additional reasons to rescind all GHG emission requirements for fossil fuel-fired electric generating units beyond those reasons on which the EPA solicited comments in the June 2025 notice of proposed rulemaking. Comments on the proposal are due November 2, 2026.

Separately, in February 2026, the EPA released a final rule that rescinds the agency’s 2009 Endangerment Finding, which determined that GHG emissions endanger public health and welfare. While rescinding the Endangerment Finding would not directly alter the 2024 GHG rules, it may result in increased regulatory uncertainty for the power sector as future generation needs are considered.

OG&E cannot predict the outcome of the EPA’s reconsideration process, rule changes, or pending and future litigation. OG&E continues to monitor these regulatory developments and evaluate potential impacts on its operations.

Endangered Species

Certain federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or death of certain protected animals and plants. If such species are in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E's operations and development projects, particularly transmission, wind or solar projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures.

In July 2026, the U.S. Fish and Wildlife Service published a final rule that removed the regulatory definition of "harm" from the Endangered Species Act, citing that harm is one of the prohibited actions within the definition of "take" which is an intentional act that will result in the killing of a protected animal. The U.S. Fish and Wildlife Service Director published a guidance document explaining that modification or destruction of habitat is not necessarily considered "take" unless the act was intentional in order to kill individual animals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
99.01+

First Amendment to the Amended and Restated Credit Agreement dated as of September 9, 2026 by and among OGE Energy Corp., the Lenders and BOKF, NA, dba Bank of Oklahoma, as Sole Administrative Agent, Sole Syndication Agent, Lead Arranger and Sole Bookrunner.

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

October 27, 2026